Form 10KSB
period 2000-12-31
TUNDRA RESOURCES INC
filed 2001-02-20
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB
Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO N/A

                       COMMISSION FILE NUMBER:  000-31661

                                 TUNDRA RESOURCES, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            NEVADA                                88-0421134
            ------                                ----------
       STATE OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)


                       8275 South Eastern Avenue
                        Las Vegas, Nevada  89123
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

                              (702) 938-0460
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) X YES as to filing; (2) X Yes as to requirement.

As of December 31, 2000, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2000, and currently, the Registrant has outstanding approximately 1,229,830 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2000

                                     PART I

Item 1.  Description of Business........................3
Item 2.  Description of Property........................5
Item 3.  Legal Proceedings..............................5
Item 4.  Submission of matters to a Vote of
         Security Holders...............................6


                                     PART II

Item 5.  Market for Registrant's Common Equity &
         Related Stockholders' Matters..................6
Item 6.  Management's Discussion & Analysis of
         Financial Condition & Results of Operations....6
Item 7.  Financial Statements...........................9
Item 8.  Changes in and Disagreements with
         Accountants on Accounting & Financial
         Disclosure....................................10

                                    PART III

Item 9.  Directors & Executive Officers, Promoters
         & Control Persons, Compliance with
         Section 16 (a) of the Exchange Act............10
Item 10. Executive Compensation........................11
Item 11. Security Ownership of Certain Beneficial
         Owners & Management   ........................11
Item 12. Certain Relationships & Related
         Transactions..................................12
Item 13. Exhibits & Reports on Form 8-K................14

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.       GENERAL

     Tundra Resources, Inc. is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at, 8275 South Eastern Avenue, Las Vegas, NV 89123.

                               Business of Issuer

     TUNDRA RESOURCES, INC. was organized to engage in any lawful corporate business, including but not limited to, exploration, development, production and sale of oil and gas and secondarily in the development of mineral properties. The primary activity of TUNDRA RESOURCES, INC. currently involves the procurement of mineral leasehold interest in Arizona. The Company has no current business operations.

EMPLOYEES

     The Company has no full time employees. The Company's President has agreed to allocate a portion of his time to the activities of the Registrant, without compensation. The President anticipates that the business plan of the Company can be implemented by his devoting approximately 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTIES

    The Company has no significant assets, property, or operating capital.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report. A notice of the completed reorganization, as described above, was mailed to all shareholders of record.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER
        MATTERS

                               Market Information

     To the knowledge of current management, there is no public trading market for the Company's common stock.


                                     Holders

     At December 31, 2000, there were approximately 80 holders of record of the Company's common stock. As of December 31, 2000, there were approximately 1,229,830 shares outstanding.

                                    Dividends

     The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

     As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than 69,669 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its natural resources business. For the interim management has decided to hold its funds on deposits until needed.

                                Plan of Operation

      Tundra Resources, Inc. plans to procure mineral leaseholds in Arizona for extraction of minerals. Tundra Resources, Inc. plans to implement this plan by equity investments.


                           Forward-Looking Statements

     When used in this Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, forward sounding words or phrases such as "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties and are only reasonable projections of management based upon limited current information. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

                              Year 2000 Compliance

     At present, the Company only has access to a desktop PC to maintain its rudimentary accounting and check ledger entries. The Company has had this computer reviewed and has determined that it and its software programs are compatible with the change-over in the year 2000 and should not cause a problem.

     The year 2000 (hereafter Y2K) computer compliance problem is primarily based upon the fact that many computers and computer software programs may not be compatible with the year change from 1999 to the year 2000. As a result, many computer programs may fail or lose data as the millennium approaches. The Company has focused its concern on this Y2K problem in three general areas. First, computer programs and related software owned or used by the Company. Secondly, collateral equipment such as potential communication systems and other equipment that relies upon computer based components. Thirdly, Y2K problems which may occur within the industry in which the Company may become involved.

     As noted above, the Company has only access and use of a small desktop PC which is Y2K compatible and therefore, does not believe any further review or remedial work required to be Y2K compliant as to its in-house computer systems. The Company is adopting a policy that any computer system purchased will have to be warranted as Y2K compliant to be acquired by the Company.

     Since the Company has no equipment which is reliant upon computer based systems, it also has determined that it does not have any problem in the second category, but has adopted a policy that any collateral equipment, such as communication systems, that will have computer components will have to have a warranty or certification that they are Y2K compliant to be purchased or leased by the Company in the event of reorganization.

     The Company believes that the foregoing constitutes all reasonable efforts which may be taken and have been taken for Y2K compliance. If necessary the Company will appoint an officer having responsibility for Y2K compliance as part of the Company's due diligence efforts. To date, the Company has not expended any measurable resources on Y2K compliance.


ITEM 7. FINANCIAL STATEMENTS

         See attached financial statements.

ITEM 8. CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING & FINANCIAL DISCLOSURE

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:





          Name                Age         Positions and Offices Held
          ----                ---         --------------------------

     James R. Ardoin           67         President, Secretary, Treasurer
                                          and Director


     Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

January 1995 through June 1999 Mr. Ardoin was formally employed by Can-Cal Resources, Ltd. as a free-lance consultant in mineral extraction.

     Conducting research development and explorations on approximately 2,560 acres of Arizona property near Wickieup, Arizona.

     Conducting laboratory testing including teaching techniques and processes for the extractions of precious metals for Can-Cal Resources, Inc. and other smaller natural resource companies.

     Establishing an extracting methodology for the Tundra Ore material.

     July 1999 to present

     Extensive exploration and research in the Philippines involving a precious metal property.


                    Involvement in Certain Legal Proceedings

         None of the director/officers have been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

                Compliance With Section 16(a) of the Exchange Act

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).


ITEM 10. EXECUTIVE COMPENSATION

         During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

     The following table sets forth each person known to TUNDRA RESOURCES, INC., as of December 31, 2000, to be a beneficial owner of five percent (5%) or more of TUNDRA RESOURCES, INC.'s common stock, by TUNDRA RESOURCES, INC.'s directors individually, and by all of the TUNDRA RESOURCES, INC.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.


                 SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class    Name of         Shares                   Percentage
                  Owner           Beneficially             Ownership
                                  Owned

Common            None            None                          0%


                  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class   Name of           Amount and Nature       Percent of
                 Benefial Owner    of Beneficial Owner     Class

Common           James R. Ardoin      0                         0%


ITEM 12. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

     None.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

     (a)  EXHIBITS.


EXHIBIT
NUMBER      DESCRIPTION                    LOCATION

3.1         Articles of Incorporation      Incorporated by reference to
                                           Exhibit 3.1 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on October 2, 2000

3.2         Bylaws                         Incorporated by reference to
                                           Exhibit 3.2 to the Registrant's
                                           Form 10-SB Registration
                                           Statement filed on October 2, 2000

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the year ending December 31, 2000.



















                        TUNDRA RESOURCES, INC.

                   (A PRE-EXPLORATION STAGE COMPANY)

                        FINANCIAL STATEMENTS

                DECEMBER 31, 2000 AND DECEMBER 31, 1999

                        TABLE OF CONTENTS


                                                         Page

        INDEPENDENT ACCOUNTANT'S REPORT ............       1

        FINANCIAL STATEMENT

              Balance Sheets........................       2

              Statements of Operations and Deficit
              Accumulated During the Pre-exploration
              Stage.................................       3


              Statement of Changes in Stockholders'
              Equity................................       4


              Statements of Cash Flows..............       5


              Notes to the Financial Statements.....       6-7

David E. Coffey
Certified Public Accountant
3651 Lindell Road, Suite I
Las Vegas, Nevada  89103
(702) 871-3979


                       INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders of TUNDRA RESOURCES, INC.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Tundra Resources, Inc., (a pre-exploration stage company) as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 2000 and 1999, and the cumulative period from December 31, 1998 (date of inception) through December 31, 2000. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of TUNDRA RESOURCES, INC. as of December 31, 2000 and December 31, 1999 and the results of operations, cash flows, and changes in stockholders' equity for the years ended December 31, 2000 and 1999, and the cumulative period from December 31, 1998 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.



David Coffey, C.P.A.
Las Vegas, Nevada
January 2, 2001

                             TUNDRA RESOURCES, INC.
                       (A PRE-EXPLORATION STAGE COMPANY)
                                BALANCE SHEETS



                               Dec. 31, 2000       Dec. 31, 1999
                               -------------       -------------

ASSETS

    Cash                        $    69,669            $  30,136
    Prepaid expenses                    450                    0
    Deposits                            150                    0
                                -----------            ---------
        Total Assets            $    70,269            $  30,136
                                ===========            ==========

LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable            $     6,150            $  12,900
                                -----------            ---------
          Total Liabilities           6,150               12,900

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at $.001
  par value, issued and
  outstanding 1,229,830 shares
  and 500,000 shares,
  respectively                        1,230                 500
  Additional paid-in capital        114,414              21,950
  Deficit accumulated during
  the pre-exploration stage         (51,525)             (5,214)
                                ------------          ----------
    Total Stockholders' Equity       64,119              17,236

    Total Liabilities and
    Stockholders' Equity        $    70,269              30,136
                                ===========           ==========






                The accompanying notes are an integral part of
                        these financial statements.

                        TUNDRA RESOURCES, INC.
                    (A PRE-EXPLORATION STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND DEFICIT
            ACCUMULATED DURING THE PRE-EXPLORATION STAGE
              (With Cumulative Figures From Inception)



                                                            From Inception,
                         Year ended      Year Ended         Dec. 31, 1998, to
                         Dec. 31, 2000   Dec. 31, 1999      Dec. 31, 2000
                         ----------------------------------------------------

Income                    $       564     $         0        $       564
  Expenses
  Organizational expense            0               0                400
  Consulting                   34,000               0             34,000
  Professional fees             9,000           1,000             10,000
  Adminis. & secretarial        2,500           3,750              6,250
  Licenses and fees               477               0                477
  Rent                            818               0                818
  Office expenses                  80              64                144
                          -----------     -----------        -----------
Total expenses                 46,875           4,814             52,089

Net loss                      (46,311)         (4,814)           (51,525)
                          $==========     $==========        $==========

Earnings (loss) per share
    assuming dilution:
  Net loss                 $    (0.05)    $      (0.01)      $     (0.07)
                           ===========     ============       ===========
  Weighted average shares
  outstanding               1,026,179          400,000           692,566
                           ===========     ============       ===========








                The accompanying notes are an integral part of
                       these financial statements.

                        TUNDRA RESOURCES, INC.
                     (A PRE-EXPLORATION STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM DECEMBER 31, 1998
                (Date of Inception) TO DECEMBER 31, 2000

                               Common Stock      Additional  Deficit          Total
                            Shares      Amount   Paid-In     accumulated
                                                 Capital     during the
                                                             Pre-exploration
                                                             Stage
                            ------------------   ----------  ------------    ---------
Issuance of common stock
for cash Dec., 1998         200,000    $    200  $       0   $       0       $     200

Less net loss                     0           0          0        (400)           (400)
                            -------     -------   --------    ---------       ---------
Balance, Dec. 31, 1998      200,000         200          0        (400)           (200)

Issuance of common stock
for cash May, 1999          300,000         300     29,700           0           30,000

Less offering costs               0           0     (7,750)          0           (7,750)

Less net loss                     0           0          0      (4,814)          (4,814)
                            -------    --------   --------   ---------       ----------
Balance, Dec. 31, 1999      500,000    $   500   $  21,950   $  (5,214)       $  17,236
                           ========    ========   ========    =========       ==========
Issuance of common stock
For cash, Jan., 2000        250,000        250      24,750           0           25,000
Issuance of common stock
For Cash, Feb., 2000          4,000          4         396           0              400
Issuance of common stock
For Cash, June, 2000        196,000        196      19,404           0           19,600
Issuance of common stock
For Cash, June, 2000        250,000        250      24,750           0           25,000
Issuance of common stock
For Cash, August, 2000       28,830         29      28,801           0           28,830
Issuance of common stock
For Cash, September, 2000     1,000          1         999           0            1,000

Less offering costs               0          0      (6,636)          0           (6,636)

Less net loss                     0          0           0     (46,311)         (46,311)
                         ----------   --------   ---------   ----------      -----------
Balance, Dec. 31, 2000    1,229,830   $  1,230   $ 114,414   $ (51,525)      $   64,119
                         ==========   ========   =========   ==========      ===========

              The accompanying notes are an integal part of
                         these financial statements

                           TUNDRA RESOURCES, INC.
                       (A PRE-EXPLORATION STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                 (With Cumulative Figures From Inception)


                                                            From Inception,
                        Year ended        Year Ended        Dec. 31, 1998, to
                        Dec. 31, 2000     Dec. 31, 1999     Dec. 31, 2000
                        -----------------------------------------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                 $  (46,311)        $    (4,814)      $    (51,525)
Non-cash items included
  in net loss                     0                   0                  0
Adjustments to reconcile
  net loss to cash used
  by operating activity
Prepaid expenses increase      (450)                  0               (450)
Deposits                       (150)                  0               (150)
Accounts payable
  increase (decrease)        (6,750)             12,500              6,150
                          ----------        ------------      -------------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES     (53,661)              7,686            (45,975)

CASH FLOWS USED BY
INVESTING ACTIVITIES              0                   0                  0
                          ----------        ------------      -------------
    NET CASH USED BY
    INVESTING ACTIVITIES          0                   0                  0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock           730                300              1,230
  Paid-in capital             99,100             29,700            128,800
  Less offering costs         (6,636)            (7,750)           (14,386)
                            --------          ----------        -----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES      93,194             22,250            115,644
                            --------          ----------        -----------
    NET INCREASE IN CASH      39,533             29,936         $   69,669
                                                                ===========
CASH AT BEGINNING OF PERIOD   30,136                200
                            --------          ----------
CASH AT END OF PERIOD      $  69,669          $  30,136
                            ========          ==========


                The accompanying notes are an integral part of
                         these financial statements

                         TUNDRA RESOURCES, INC.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES TO THE FINANCIAL STATEMENTS
               DECEMBER 31, 2000 AND DECEMBER 31, 1999

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated on December 31, 1998, under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

     The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B      OFFERING COSTS

     Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C      EARNINGS (LOSS) PER SHARE

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D      ISSUANCE OF COMMON STOCK

     The Company sold shares of its common stock for $.10 per share as follows:

       May, 1999            300,000 for $30,000
       January, 2000        250,000 for $25,000
       February, 2000         4,000 for $   400
       June, 2000           196,000 for $19,000
       June, 2000           250,000 for $25,000

On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offering the Company sold of its common stock as follows:

        August, 2000          28,830 for $28,830
        September, 2000        1,000 for $ 1,000

     The net proceeds will be used to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

     All of the above issuance of securities were issued in reliance on
Section 4(2) of the Securities Act.

                         TUNDRA RESOURCES, INC.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES TO THE FINANCIAL STATEMENTS
                 DECEMBER 31, 2000, AND DECEMBER 31, 1999
                                (Continued)






NOTES E       RENTAL AGREEMENT

     In July of 2000 the Company entered into an agreement to rent office space for $150.00 per month on a month-to-month basis.

                             PART III

ITEMS 1 AND 2.   INDEX TO EXHIBITS AND DESCRIPTION

Exhibit







SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                 TUNDRA RESOURCES, INC.


Dated:  February 15, 2001         By: /s/ James R. Ardoin
                                          James R. Ardoin


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ James R. Ardoin           President, Treasurer,        February 15, 2001
    James R. Ardoin           Secretary and Director