Form 10KSB/A
period 2000-12-31
TUNDRA RESOURCES INC
filed 2001-03-30
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-KSB/A
Mark One

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

                               Business of Issuer

The Company does not own any property interests. The Company is a pre-exploration stage startup company formed under the laws of the state of Nevada on December 31, 1998, to engage in the exploration, development, production and sale of oil and gas and secondarily in the development of mineral properties. To date the Company's main focus has been organizing the procurement of mineral leasehold interests in Arizona for assignment in the Spring of 2001, specifically, the following official records of Mojave County claim numbers: 95052751; 95052752; 95052753; and 95052754 which are owned by
Howard Satler of Kingman, Arizona. There is no problems anticipated in the acquisition of these specific claims. First Nevada Group has approved financing and the acquisition will be completed in the first quarter of 2001. The Company has no legal relationships with First Nevada Group. Financing has been agreed to as follows: $300,000 to be paid on April 15, 2001. The mining claims will be acquired immediately upon the receipt of funds. From the financing $250,000 is being allocated to the claims and $50,000 to working capital. The acquisition is not dependent upon receiving funds from First Nevada. We will have to find an alternative financier or negotiate for shares. The Company will develop the Arizona properties first before to proceed to look at Nevada property. The Company will be busy for at least three years in Arizona before we can direct our attention elsewhere.

     In the next twelve months, the Company will conduct assays on subject mining claims and depending upon the reports, will consider additional financing if the reports warrant further development. There is no guarantee the property has any mineral content or that the Company would be successful in seeking further financing even if there is mineral content present.
Leases commonly have 10-year federal leases and five-year term fee and state leases. Leasehold net revenue interests across the board are approximately 80%, with the exception of a few tracts where the net revenue interest may be in the 75% to 80% range pending title exam.

    To further its mineral exploration the Company is also considering entering into a separate Joint Venture Agreement with First Nevada Group, terms to be negotiated after the initial $300,000 has been placed as discussed above. Pursuant to the proposed agreement the Company and First Nevada Group have designated selected portions of some counties in Nevada as areas of mutual interest in which First Nevada Group will act as the agent of Tundra with regards to the acquisition of leasehold interests. If we are unable to form a joint venture with First Nevada we will attempt to Joint Venture with an alternative financier, or financiers who have not yet been identified by the Company. There is no guarantee that the Company will be attractive enough should First Nevada back out of the financing at the last minute. Should all Joint Venture financing fail the company will have no alternative but to go it alone. Since its inception, the Company's other main activity has been organizational. The Company has sold equity shares to raise capital, recruited and organized management, and has commenced corporate and developmental strategic planning. However as at the date of this offering the Company has conducted very limited operations.

     While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the business plan. The Company is seeking financing, as discussed above in order to provide working capital. The Company will need a further $600,000 over the next three years to do the minimum of development in Arizona. There is no absolute guarantee that the Company will be successful in raising the funds required.

EMPLOYEES

     As of the date of this financial statement, the Company has no employees. The Company's president, John Ardoin, works full-time for the Company.


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

                                Plan of Operation

     The capital resources of the Company are limited. At present the Company is not producing revenues and upon maximum funding is not expected to produce revenues, if any, until after August 2001. The main source of funds at the present is the sale of the Company's equity securities. Other possible sources of funding include loans by financial institutions with any Company's leasehold interests that may be acquired as collateral.

     First Nevada Group has undertaken to provide adequate cash flow for the Company for a 36-month period pending completion of the Joint Venture Agreement, which will be completed upon acquisition of subject property in the first quarter of 2001. If this is consummated First Nevada will provide a minimum of $600,000 and a maximum of $6,000,000 payable in equal installments of between $200,000 and $2,000,000 on the following dates April 15, 2001, April 15, 2003 and April 15, 2004. The exact financing is dependent upon results of ongoing tests the results of which are expected before April 15, 2001.

     However, there is no assurance that the Company will receive any funding since the Agreement at this stage is not a binding obligation. This will effect the business plan accordingly, and a new back-up source of funding would be required to ensure the continuation of the Company. There is no alternative back-up source of funding arranged to date. If funding were not available at all the Company would have to cease operations until new financing could be arranged. There is no guarantee that new financing could be arranged in which case the Company would be forced to cease operations.

     Management has discussed their net loss and accumulated deficit and the Company has received no revenue from operations during the two-year period preceding the filing of its Form 10.

     The amount of accumulated deficit and net losses discussed are as follows:






Date              Accumulated Deficit                 Net Losses
--------          -------------------                 ----------

12/31/00		$51,525					$46,311

12/31/99		$ 5,214					$ 4,814

     Management analyzed the amount of the accumulated deficit as follows:

     The amount of the major components of the accumulated deficit are made up of Consulting fees $34,000 (66%), legal and accounting $10,000 (19%) Secretarial and Administrative $6,250 (12%). Management considered that since the accumulated deficit is due to computer, legal and accounting professional fees and to a lesser extent general secretarial expenses that these expenses are justified because they should enable the Company to present itself in the best possible fashion to attract financing which will enhance the development of the Company

Since the Company is still in the pre-exploration stage its income and expenses were in fact nominal.


                           Forward-Looking Statements

     This financial statement on Form 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain leasehold property contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this financial statement on Form 10-KSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

     The following is a discussion of the financial condition and results of operations of the Company as of the date of this financial statement. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.


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


                 SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class    Name of         Shares                   Percentage
                  Owner           Beneficially             Ownership
                                  Owned

Common            None            None                          0%


                  SECURITY OWNERSHIP OF MANAGEMENT

Title of Class   Name of           Amount and Nature       Percent of
                 Beneficial Owner    of Beneficial Owner     Class

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

                                 TUNDRA RESOURCES, INC.


Dated:  March 30, 2001            By: /s/ James R. Ardoin
                                          James R. Ardoin


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                     TITLE                    DATE


/s/ James R. Ardoin           President, Treasurer,        March 30, 2001
    James R. Ardoin           Secretary and Director