Form 10QSB
period 2001-03-31
TUNDRA RESOURCES INC
filed 2001-05-16
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC 20549

                               FORM 10-QSB

       [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           TUNDRA RESOURCES, INC.
   (Exact name of registrant as it appears in its charter)


                               0-31661
                         (Commission File No.)

 89972 M.10.8                                    U.S. 89972 M.10.80
(Cusip Number)                                          (ISIN)

         NEVADA                                  88-0421134
(State or jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


                       8275 South Eastern Avenue
                        Las Vegas, Nevada 89123
               (Address of Principal Executive Office)

                            (702) 938-0460
         Registrant's telephone number, including area code


Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No

At the end of the quarter ending March 31, 2001 there were 1,243,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached Exhibit 1.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports

Audited Financial Statements as of March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Tundra Resources, Inc.


Dated:  May 14, 2001                      By: /s/ James R. Ardoin
                                          James R. Ardoin, President

                       Tundra Resources, Inc.

                   (A Development Stage Company)

                        Financial Statements

                March 31, 2001 and March 31, 2000

                             Table of Contents

                                                 Page Number

Independent Accountant's Report                       1

Financial Statement

   Balance Sheets                                     2

   Statements of Operations and Deficit
     Accumulated During the Development Stage         3

   Statement of Changes in Stockholders' Equity       4

   Statement of Cash Flows                            5

   Notes to the Financial Statements                  6 - 7

                              David E. Coffey
                       Certified Public Accountant
                       3651 Lindell Road, Suite I
                           Las Vegas, NV  89103
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Tundra Resources, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Tundra Resources, Inc., (a development stage company) as of March 31, 2001, and March 31, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, (date of reception) to March 31, 2001.
These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc., as March 31, 2000, and March 31, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
May 11, 2001

                        Tundra Resources, Inc.
                    (A Development Stage Company)
                           Balance Sheets



                                        March 31, 2001   March 31, 2000
                                         -------------   -------------
ASSETS
  Cash                                   $     18,583     $           8
  Prepaid expenses                                450                 0
  Note receivable                              55,000                 0
  Interest receivable                             458                 0
  Deposits                                        150                 0
                                         ------------     --------------
   Total Assets                          $     74,641     $           8
                                         =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $       6,150    $       1,900
                                         --------------   --------------
    Total Liabilities                            6,150            1,900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 1,243,830 shares
    and 754,000 shares, respectively             1,244             754
    Additional paid in capital                 128,400          41,596
    Deficit accumulated during the
    pre-exploration stage                      (61,153)        (44,242)
                                         --------------   -------------
  Total Stockholders' Equity             $      68,491   $      (1,892)

  Total Liabilities and Stockholder's
     Equity                              $      74,641   $           8
                                         ==============   =============




                The accompanying notes are an integral part of
                          these financial statements.

                        Tundra Resources, Inc.
                    (A DEVELOPMENT STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
                 ACCUMULATED DURING DEVELOPMENT STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                              Three months ending March 31,    FROM INCEPTION
                                                               DEC. 31, 1998 TO
                                   2001           2000         MARCH 31, 2001
                              -------------    -----------     ---------------
Interest income                $        948    $           0    $       1,512

EXPENSES
  Organizational expenses                 0                0              400
  Consulting                          4,695           34,000           38,695
  Professional fees                       0            2,500           10,000
  Administrative & secretarial        5,000            2,500           11,250
  Licenses and fees                       0                0              477
  Rent                                  500                0            1,318
  Office expenses                       381               28              525
                              -------------   --------------    --------------
Total expenses                       10,576           39,028           62,665

Net loss                             (9,628)          (5,214)   $     (61,153)
                                                                 =============
Retained Earnings,
beginning of period                 (51,525)         (44,242)
                               -------------    -------------
Deficit accumulated during
the pre-exploration stage      $    (61,153)    $    (44,242)
                               =============    =============

Earnings (loss) per share,
  assuming dilution:
Net loss                      $       (0.01)    $       (0.05)  $       (0.08)
                              ==============    ==============  =============
Weighted average shares
outstanding                       1,234,497           752,667         750,655
                              ==============    ==============  ==============


                 The accompanying notes are an integral part of
                          these financial statements

                           Tundra Resources, Inc.
                  (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM DECEMBER 31, 1998, (DATE OF INCEPTION) TO
                           MARCH 31, 2001

                                                           Deficit
                                                           Accumulated
                               Common Stock     Additional during the
                            Shares     Amount   Paid-in    pre-explora-
                                                Capital    stage         Total
                           --------  --------   ---------- -----------   ------
Issuance of common stock
 for cash, Dec., 1998        200,000  $    200  $      0  $      0    $   200
Less net loss                      0         0         0      (400)       (400)

Balance, Dec. 31, 1998       200,000  $    200  $      0  $   (400)   $  (200)

Issuance of common stock
for cash May, 1999           300,000       300     29,700        0     30,000
Less offering costs                0         0     (7,750)       0     (7,750)
Less net loss                      0         0          0   (4,814)    (4,814)
                           --------  ---------  ---------  ---------   -------
Balance, Dec. 31, 1999       500,000       500     21,950   (5,214)    17,236

Issuance of common stock
for cash, Jan. 2000          250,000       250     24,750        0     25,000
Issuance of common stock
for cash, Feb. 2000            4,000         4        396        0        400
Issuance of common stock
for cash, June 2000          196,000       196     19,404        0     19,600
Issuance of common stock
for cash, June 2000          250,000       250     24,750        0     25,000
Issuance of common stock
for cash, Aug. 2000           28,830        29     28,801        0     28,830
Issuance of common stock
for cash, Sept. 2000           1,000         1        999        0      1,000

Less offering costs                0         0     (6,636)       0     (6,636)
Less net loss                      0         0          0  (46,311)   (46,311)
                           ---------  --------  ---------  --------  ---------
Balance, Dec. 31, 2000     1,229,830     1,230    114,414  (51,525)    64,119

Issuance of common stock
for cash, March 2001          14,000        14     13,986        0     14,000

Less net loss                      0         0          0   (9,628)    (9,628)
                         -----------  --------  ---------  --------  ---------
Balance, March 31, 2001    1,243,830  $  1,244  $ 128,400  $(61,153) $ (9,628)
                         ===========  ========  =========  ========= =========

                     The accompanying notes are an integral part of
                           these financial statements.

                            Tundra Resources, Inc.
                        (A DEVELOPMENT STAGE COMANY)
                          STATEMENTS OF CASH FLOWS
                  (WITH CUMULATIVE FIGURES FROM INCEPTION)

                               Three months ending March 31,  FROM INCEPTION
                                                              DEC. 31, 1998, TO
                                    2001           2000       MARCH 31, 2001
                               -------------   -----------    -----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Loss                        $    (9,628)    $ (39,028)       $  (61,153)
Non-cash items included in
  net loss                                0             0                 0
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Prepaid expenses increase               0             0              (450)
  Deposits                                0             0              (150)
  Accounts payable increase
   (decrease)                             0       (11,000)            6,150
                                -----------     ----------        ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES               ( 9,628)       (50,028)          (55,603)
CASH FLOWS USED BY
INVESTING ACTIVITIES
  Note receivable                   55,000              0            55,000
  Interest receivable                  458              0               458
                               -----------     -----------        ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES              55,458              0            55,458
                               -----------     -----------        -----------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                  14            254             1,244
  Paid-in capital                   13,986         25,146           142,786
  Less offering costs                    0         (5,500)          (14,386)
                                ----------      ----------        ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                14,000         19,900           129,644
                                -----------     ----------        ----------
  NET INCREASE IN CASH             (51,086)       (30,128)        $  18,583
                                                                  ==========
CASH AT BEGINNING OF PERIOD         69,669         30,136
                                 ----------     ----------
  CASH AT END OF PERIOD         $   18,583      $       8
                                ===========     ==========

                  The accompanying notes are an integral part of
                         these financial statements.

                        Tundra Resources, Inc.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000




NOTE A  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The Company was incorporated on December 31, 1998, under the laws of the STATE of NEVADA. The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

    The Company will adopt accounting policies and procedures based upon the nature of future transactions.


NOTE B  OFFERING COSTS

    Offering costs are reported as a reduction in the amount of paid-in capital received for sale of shares.


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


NOTE D  ISSUANCE OF COMMON STOCK

     The Company sold shares of its common stock for $.10 per share as follows:

       May, 1999              300,000 for $30,000
       January, 2000          250,000 for $25,000
       February, 2000           4,000 for $   400
       June, 2000             196,000 for $19,600
       June, 2000             250,000 for $25,000

                         Tundra Resources, Inc.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               MARCH 31, 2001, AND MARCH 31, 2000
                            (Continued)




NOTE D  ISSUANCE OF COMMON STOCK (continued)

On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offer the Company sold shares of its common stock as follows:

           August, 2000           28,830 for $28,830
           September, 2000         1,000 for $ 1,000
           March, 2001            14,000 for $14,000

The net proceeds will be used to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

All of the above shares were issued pursuant to an exemption from registration statement requirements under Section 4(2) of the Securities Act.


NOTE E  RENTAL AGREEMENT

     In July of 2000 the Company entered into an agreement to occupy rented office space for $150.00 per month on a month-to-month basis.