Form 10QSB
period 2001-06-30
TUNDRA RESOURCES INC
filed 2001-08-07
CIK 1080883

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

At the end of the quarter ending June 30, 2001 there were 1,268,830 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports

Audited Financial Statements as of June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Tundra Resources, Inc.


Dated:  August 6, 2001              By: /s/ James R. Ardoin
                                            James R. Ardoin,
                                            President/Secretary and Treasurer

                       Tundra Resources, Inc.

                   (A Pre-Exploration Stage Company)

                        Financial Statements

                  June 30, 2001 and June 30, 2000

                             Table of Contents

                                                 Page Number

Independent Accountant's Report                       1

Financial Statement

   Balance Sheets                                     2

   Statements of Operations and Deficit
     Accumulated During the Pre-Exploration Stage     3

   Statement of Changes in Stockholders' Equity       4

   Statement of Cash Flows                            5

   Notes to the Financial Statements                  6 - 7

                              David E. Coffey
                       Certified Public Accountant
                       3651 Lindell Road, Suite I
                           Las Vegas, NV  89103
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Tundra Resources, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Tundra Resources, Inc., (a pre-exploration stage company) as of June 30, 2001, and June 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, (date of inception) to June 30, 2001.
These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc., as June 30, 2001, and June 30, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, (date of inception) through June 30, 2001 in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
July 12, 2001

                        Tundra Resources, Inc.
                    (A Pre-Exploration Stage Company)
                            Balance Sheets

                                         June 30, 2001     June 30, 2000
                                         -------------     -------------
ASSETS
  Cash                                   $     32,247       $    19,591
  Subscriptions receivable                          0            25,000
  Prepaid expenses                                750                 0
  Note receivable                              65,000                 0
  Interest receivable                           1,608                 0
  Deposits                                        150                 0
                                         ------------       ------------
   Total Assets                          $     99,755       $    44,591
                                         =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $       7,150      $     1,900
                                         --------------     ------------
    Total Liabilities                            7,150            1,900

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 1,268,830 shares
    and 1,200,000 shares, respectively           1,269           1,200
    Additional paid in capital                 153,375          85,750
    Deficit accumulated during the
    pre-exploration stage                      (62,039)        (44,259)
                                         --------------     -----------
  Total Stockholders' Equity             $      92,605      $  (42,691)

  Total Liabilities and Stockholder's
     Equity                              $      99,755      $   44,591
                                         ==============     ===========



                The accompanying notes are an integral part of
                          these financial statements.

                        Tundra Resources, Inc.
                    (A PRE-EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
               ACCUMULATED DURING PRE-EXPLORATION STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                   Six months ending           FROM INCEPTION
                                        June 30,               DEC. 31, 1998 TO
                                   2001           2000         JUNE 30, 2001
                              -------------    -----------     ---------------
Interest income                $      2,183    $         0     $       2,747

EXPENSES
  Organizational expenses                 0              0               400
  Consulting                          4,695         34,000            38,695
  Professional fees                       0          2,500            11,000
  Administrative & secretarial        5,000          2,500            11,250
  Licenses and fees                     587              0             1,064
  Rent                                  978              0             1,796
  Office expenses                       437             45               581
                              -------------   -------------     -------------
Total expenses                       12,697         39,045           64,786

Net loss                            (10,514)       (39,045)     $   (62,039)
                                                                ============
Retained Earnings,
beginning of period                 (51,525)        (5,214)
                               -------------    -----------
Deficit accumulated during
the pre-exploration stage      $    (62,039)    $  (44,259)
                               =============    ===========

Earnings (loss) per share,
  assuming dilution:
Net loss                      $       (0.01)    $    (0.05)     $    (0.08)
                              ==============    ===========     ===========
Weighted average shares
outstanding                       1,268,830        827,667         800,801
                              ==============    ===========     ===========


                 The accompanying notes are an integral part of
                          these financial statements

                           Tundra Resources, Inc.
                  (A PRE-EXPLORATION STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM DECEMBER 31, 1998, (DATE OF INCEPTION)
                             TO JUNE 30, 2001

                                                           Deficit
                                                           Accumulated
                               Common Stock     Additional during the
                            Shares     Amount   Paid-in    pre-explora-
                                                Capital    stage         Total
                           --------  --------   ---------- -----------   ------
Issuance of common stock
 for cash, Dec., 1998        200,000  $    200  $      0  $      0    $   200
Less net loss                      0         0         0      (400)       (400)

Balance, Dec. 31, 1998       200,000  $    200  $      0  $   (400)   $  (200)

Issuance of common stock
for cash May, 1999           300,000       300     29,700        0     30,000
Less offering costs                0         0     (7,750)       0     (7,750)
Less net loss                      0         0          0   (4,814)    (4,814)
                           --------  ---------  ---------  ---------   -------
Balance, Dec. 31, 1999       500,000       500     21,950   (5,214)    17,236

Issuance of common stock
for cash, Jan. 2000          250,000       250     24,750        0     25,000
Issuance of common stock
for cash, Feb. 2000            4,000         4        396        0        400
Issuance of common stock
for cash, June 2000          196,000       196     19,404        0     19,600
Issuance of common stock
for cash, June 2000          250,000       250     24,750        0     25,000
Issuance of common stock
for cash, Aug. 2000           28,830        29     28,801        0     28,830
Issuance of common stock
for cash, Sept. 2000           1,000         1        999        0      1,000

Less offering costs                0         0     (6,636)       0     (6,636)
Less net loss                      0         0          0  (46,311)   (46,311)
                           ---------  --------  ---------  --------  ---------
Balance, Dec. 31, 2000     1,229,830     1,230    114,414  (51,525)    64,119

Issuance of common stock
for cash, March 2001          14,000        14     13,986        0     14,000
Issuance of common stock
for cash, April, 2001         25,000        25     24,975        0     25,000
Less net loss                      0         0          0  (10,514)   (10,514)
                         -----------  --------  ---------  --------  ---------
Balance, June 30, 2001    1,268,830   $  1,269  $ 153,375 $(62,039)  $(92,605)
                         ===========  ========  =========  ========= =========

                     The accompanying notes are an integral part of
                           these financial statements.

                            Tundra Resources, Inc.
                        (A PRE-EXPLORATION STAGE COMANY)
                           STATEMENTS OF CASH FLOWS
                    (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                   Six months ending          FROM INCEPTION
                                        June 30,              DEC. 31, 1998, TO
                                   2001           2000        JUNE 30, 2001
                               -------------   -----------    -----------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Loss                        $   (10,514)    $ (39,045)       $  (62,039)
Non-cash items included in
  net loss                                0             0                 0
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Prepaid expenses increase            (300)            0              (750)
  Deposits                                0             0              (150)
  Accounts payable increase
   (decrease)                         1,000       (11,000)            7,150
  Subscriptions receivable                0       (25,000)                0
                                -----------     ----------        ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES               ( 9,814)       (75,045)          (55,789)

CASH FLOWS USED BY
INVESTING ACTIVITIES
  Note receivable                   65,000              0            65,000
  Interest receivable                1,608              0             1,608
                               -----------     -----------        ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES              66,608              0            66,608
                               -----------     -----------        ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                  39            700             1,269
  Paid-in capital                   38,961         69,300           167,761
  Less offering costs                    0         (5,500)          (14,386)
                                ----------      ----------        ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                39,000         64,545           154,644
                                -----------     ----------        ----------
  NET INCREASE IN CASH             (37,422)       (10,545)        $  32,247
                                                                  ==========
CASH AT BEGINNING OF PERIOD         69,669         30,136
                                 ----------     ----------
  CASH AT END OF PERIOD         $   32,247      $  19,591
                                ===========     ==========

                  The accompanying notes are an integral part of
                         these financial statements.

                        Tundra Resources, Inc.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
                   JUNE 30, 2001, AND JUNE 30, 2000




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
       June, 2000             196,000 for $19,600
       June, 2000             250,000 for $25,000

                         Tundra Resources, Inc.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
                    JUNE 30, 2001, AND JUNE 30, 2000
                            (Continued)




NOTE D  ISSUANCE OF COMMON STOCK (continued)

     On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offer the Company sold shares of its common stock as follows:

           August, 2000           28,830 for $28,830
           September, 2000         1,000 for $ 1,000
           March, 2001            14,000 for $14,000
           April, 2001            25,000 for $25,000

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