Form 10QSB
period 2001-09-30
TUNDRA RESOURCES INC
filed 2001-11-26
CIK 1080883

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

At the end of the quarter ending September 30, 2001 there were 1,593,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


The audited financial statements for the period ending September 30, 2001.



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
                              (702) 871-3979


                      Independent Auditor's Report


To the Board of Directors and Stockholders of Tundra Resources, Inc.
Las Vegas, Nevada


I have audited the accompanying balance sheets of Tundra Resources, Inc., (a pre-exploration stage company) as of September 30, 2001, and September 30, 2000, and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, (date of inception) to September 30, 2001.
These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc., as September 30, 2001, and September 30, 2000, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, (date of inception) through September 30, 2001 in conformity with generally accepted accounting principles.


David Coffey, CPA
Las Vegas, Nevada
November 16, 2001

                        Tundra Resources, Inc.
                    (A Pre-Exploration Stage Company)
                            Balance Sheets

                                         Sept. 30, 2001    Sept. 30, 2000
                                         --------------    --------------
ASSETS
  Cash                                   $    264,059       $    70,938
  Prepaid expenses                                300                 0
  Notes receivable                             65,000                 0
  Interest receivable                           2,858                 0
  Deposits                                        150               150
                                         ------------       ------------
   Total Assets                          $    332,367       $    71,088
                                         =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable                       $       5,150      $     4,150
                                         --------------     ------------
    Total Liabilities                            5,150            4,150

  Stockholders' Equity
    Common stock, authorized 50,000,000
    shares at $0.001 par value, issued
    and outstanding 1,593,830 shares
    and 1,230,000 shares, respectively           1,594           1,230
    Additional paid in capital                 478,050         114,414
    Deficit accumulated during the
    pre-exploration stage                     (152,427)        (48,706)
                                         --------------     -----------
  Total Stockholders' Equity             $     327,217      $   66,938

  Total Liabilities and Stockholder's
     Equity                              $     332,367      $   71,088
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

                          Tundra Resources, Inc.
                    (A PRE-EXPLORATION STAGE COMPANY)
                 STATEMENTS OF OPERATIONS AND DEFICIT
               ACCUMULATED DURING PRE-EXPLORATION STAGE
               (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                  Nine months ending           From Inception,
                                        Sept. 30,              Dec. 31, 1998 to
                                   2001           2000         Sept. 30, 2001
                              -------------    -----------     ----------------
Interest income                $      3,543    $       161     $       4,107

EXPENSES
  Organizational expenses                 0              0               400
  Mining consulting                  90,000         34,000           124,000
  Professional fees                   6,695          6,500            16,695
  Administrative & secretarial        5,000          2,500            11,250
  Licenses and fees                     837            250             1,314
  Rent                                1,428            368             2,246
  Office expenses                       485             35               629
                              -------------   -------------     -------------
Total expenses                      104,445         43,653           156,534

Net loss                           (100,902)       (43,492)     $   (152,427)
                                                                =============
Retained Earnings,
beginning of period                 (51,525)        (5,214)
                               -------------    -----------
Deficit accumulated during
the pre-exploration stage      $   (152,427)    $  (48,706)
                               =============    ===========

Earnings (loss) per share
  assuming dilution:
Net loss                      $       (0.08)    $    (0.05)     $    (0.18)
                              ==============    ===========     ===========
Weighted average shares
outstanding                       1,293,497        958,296         851,656
                              ==============    ===========     ===========


                 The accompanying notes are an integral part of
                          these financial statements

                           Tundra Resources, Inc.
                  (A PRE-EXPLORATION STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FROM DECEMBER 31, 1998, (DATE OF INCEPTION)
                          TO SEPTEMBER 30, 2001

                                                           Deficit
                                                           Accumulated
                                                Additional during the
                              Common Stock      Paid-in    pre-explora-
                            Shares    Amount    Capital    tion stage    Total
                           --------  --------   ---------- ----------- ---------
Issuance of common stock
 for cash, Dec., 1998        200,000  $    200  $      0   $      0    $    200
Less net loss                      0         0         0       (400)       (400)
Balance, Dec. 31, 1998       200,000  $    200  $      0   $   (400)   $   (200)
Issuance of common stock
for cash May 18, 1999        300,000       300    29,700          0      30,000
Less offering costs                0         0    (7,750)         0      (7,750)
Less net loss                      0         0         0     (4,814)     (4,814)
                           --------  ---------  --------  ----------   ---------
Balance, Dec. 31, 1999       500,000       500    21,950     (5,214)     17,236
Issuance of common stock
for cash, Jan. 27, 2000      250,000       250    24,750          0      25,000
Issuance of common stock
for cash, Feb. 14, 2000        4,000         4       396          0         400
Issuance of common stock
for cash, June 30, 2000      196,000       196    19,404          0      19,600
Issuance of common stock
for cash, July 28, 2000      250,000       250    24,750          0      25,000
Issuance of common stock
for cash, Aug. 24, 2000       28,830        29    28,801          0      28,830
Issuance of common stock
for cash, Sept. 22, 2000       1,000         1       999          0       1,000
Less offering costs                0         0    (6,636)         0      (6,636)
Less net loss                      0         0         0    (46,311)    (46,311)
                           ---------  --------  --------  ----------  ----------
Balance, Dec. 31, 2000     1,229,830     1,230    114,414   (51,525)     64,119
Issuance of common stock
for cash, March 2, 2001       14,000        14     13,986         0      14,000
Issuance of common stock
for cash, April 19, 2001      25,000        25     24,975         0      25,000
Issuance of common stock
for cash, Sept. 13, 2001      25,000        25     24,975         0      25,000
Issuance of common stock
for cash, Sept. 28, 2001     300,000       300    299,700         0     300,000
Less net loss                      0         0          0  (100,902)   (100,902)
                         -----------  --------  ---------  ---------  ----------
Balance, Sept. 30, 2001    1,593,830   $ 1,594  $ 478,050 $(152,427)  $ 327,217
                         ===========  ========  =========  =========  ==========

                     The accompanying notes are an integral part of
                           these financial statements.

                            Tundra Resources, Inc.
                        (A PRE-EXPLORATION STAGE COMANY)
                           STATEMENTS OF CASH FLOWS
                    (WITH CUMULATIVE FIGURES FROM INCEPTION)

                                  Nine months ending          From inception,
                                        Sept. 30,             Dec. 31, 1998, to
                                   2001           2000        September 30, 2001
                               -------------   -----------    ------------------
CASH FLOWS PROVIDED BY
OPERATION ACTIVITES
Net Loss                        $  (100,902)    $ (43,492)       $ (152,427)
Non-cash items included in
  net loss                                0             0                 0
Adjustments to reconcile net
 loss to cash used by operating
 activity
  Prepaid expenses increase             150             0              (300)
  Deposits                                0          (150)             (150)
  Accounts payable increase
   (decrease)                        (1,000)       (8,750)            5,150
                                ------------    ----------        ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES               (101,752)      (52,392)         (147,727)

CASH FLOWS USED BY
INVESTING ACTIVITIES
  Note receivable                    65,000             0            65,000
  Interest receivable                 2,858             0             2,858
                                ------------     ---------        ----------
NET CASH PROVIDED BY
  INVESTING ACTIVITIES               67,858             0            67,858
                                ------------     ---------        ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock                  364           730             1,594
  Paid-in capital                   363,636        99,100           492,436
  Less offering costs                     0        (6,636)          (14,386)
                                 -----------     ---------        ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                364,000        93,194           479,644
                                 -----------     ---------        ----------
  NET INCREASE IN CASH              194,390        40,802         $ 264,059
                                                                  ==========
CASH AT BEGINNING OF PERIOD          69,669        30,136
                                 -----------     ---------
  CASH AT END OF PERIOD          $  264,059      $ 70,938
                                ============     =========

                  The accompanying notes are an integral part of
                         these financial statements.

                           Tundra Resources, Inc.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000




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


NOTE D  ISSUANCE OF COMMON STOCK

     The Company sold shares of its common stock for $.10 per share as follows:

       December 31, 1998      200,000 for $   200
       May 18, 1999           300,000 for $30,000
       January 27, 2000       250,000 for $25,000
       February 14, 2000        4,000 for $   400
       June 30, 2000          196,000 for $19,600
       June 28, 2000          250,000 for $25,000

                            Tundra Resources, Inc.
                     (A PRE-EXPLORATION STAGE COMPANY)
                   NOTES  TO THE FINANCIAL STATEMENTS
               SEPTEMBER 30, 2001, AND SEPTEMBER 30, 2000
                               (Continued)




NOTE D  ISSUANCE OF COMMON STOCK (continued)

     On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offer the Company sold shares of its common stock as follows:

           August 24, 2000        28,830 for $ 28,830
           September 22, 2000      1,000 for $  1,000
           March 2, 2001          14,000 for $ 14,000
           April 19, 2001         25,000 for $ 25,000
           September 13, 2001     25,000 for $ 25,000
           September 28, 2001    300,000 for $300,000

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

None.

Item 2.   Changes in Securities

On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offer the Company sold shares of its common stock as follows:

           September 13, 2001     25,000 for $ 25,000
           September 28, 2001    300,000 for $300,000

The net proceeds will be used to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

All of the above shares were issued pursuant to an exemption from registration statement requirements under Section 4(2) of the Securities Act.


Item 3.   Default Upon Senior Securities

None.

Item 4.   Submission of matters To a Vote of Security Holders

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Tundra Resources, Inc.


Dated:  November 19, 2001              By: /s/ James R. Ardoin
                                            James R. Ardoin,
                                            President/Secretary and Treasurer