Form 10KSB
period 2001-12-31
TUNDRA RESOURCES INC
filed 2002-05-08
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2001

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

As of December 31, 2001, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2001, and currently, the Registrant has outstanding approximately 1,615,830 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2001

PART I

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III

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

Holders

At December 31, 2001, there were approximately 80 holders of record of the Company's common stock. As of December 31, 2001, there were approximately 1,615,830 shares outstanding.


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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS

OF OPERATIONS

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than 60,629 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its natural resources business. For the interim management has decided to hold its funds on deposits until needed.

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

ITEM 7. FINANCIAL STATEMENTS

The following are the audited financial statements.

David E. Coffey 3651 Lindell Road, Suite I, Las Vegas, Nevada 89103
CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of December 31, 2001 and December 31, 2000 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 31, 1998 (date of inception) through December 31, 2001. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of December 31, 2001 and December 31, 2000 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 31, 1998 (date of inception) through December 31, 2001 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
February 25, 2002

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
BALANCE SHEETS
	December 31, 2001 ------------------	December 31, 2000 ------------------
ASSETS
Cash	$60,629	$69,669
Prepaid expenses	450	450
Notes receivable	283,250	0
Interest receivable	5,787	0
Deposits	150 ------------------	150 ------------------
Total Assets	$350,266 ===========	$70,269 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$900 ------------------	$6,150 ------------------
Total Liabilities	900	6,150
Stockholders' Equity Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,615,830 shares and 1,230,000 shares, respectively	1,616	1,230

Additional paid-in capital	500,028	114,414
Deficit accumulated during the pre-exploration stage
	(152,278) ------------------	(51,525) ------------------
Total Stockholders' Equity	349,366	64,119
Total Liabilities and Stockholders' Equity	$350,266 ===========	$70,269 ===========
The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
	Year ending December 31,		From inception, Dec. 31, 1998 to Dec. 31, 2001 ---------------------
	2001 ------------------	2000 -------------------
Interest income	$7,623	$564	$8,186
Expenses Organizational expense	0	0	400
Mining consulting	90,000	34,000	124,000
Research and development	2,000	0	2,000
Professional fees	8,195	9,000	18,195
Administrative & secretarial	5,000	2,500	11,250
Licenses and fees	752	477	1,229
Rent	1,894	818	2,711
Office expenses	535 ----------------	80 ------------------	679 -------------------
Total expenses	108,376	46,875	160,464
Net loss	(100,753)	(46,311)	$(152,278)
Retained earnings, beginning of period	(51,525) ------------------	(5,214) ------------------

Deficit accumulated during the pre-exploration stage	$(152,278) ==========	$(51,525) ==========
Earnings ( loss ) per share assuming dilution:
Net loss	$(0.06) ==========	$(0.05) ==========	$(0.17) ===========
Weighted average shares outstanding	1,615,830 ==========	1,026,179 ===========	913,616 ===========
The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, ( Date of Inception ) TO DECEMBER 31, 2001
	Common Stock		Addi- tional Paid-in Capital --------------	Deficit accumul- ated during the pre-exploration stage --------------------	Total --------------
	Shares --------------	Amount --------------

Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	0	$200
Less net loss	0 ------------	0 -------------	0 -------------	(400) --------------	(400) -------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0 -------------	0 -------------	0 -------------	(4,814) -----------------	(4,814) -------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0 -------------	0 -------------	0 -------------	(46,311) ----------------	(46,311) -------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0 -------------	0 -------------	0 ------------	(100,753) -----------------	(100,753) --------------
Balance, December 31, 2001	1,615,830 ========	$1,616 ========	$500,028 ========	$(152,278) ==========	$349,366 ========
The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )
	Year ending December 31,		From inception, Dec. 31, 1998 to Dec. 31, 2001 ----------------------
	2001 -------------------	2000 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(100,753)	$(46,311)	$(152,278)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity Prepaid expense (increase) decrease
	0	(450)	(450)
Deposits (increase) decrease	0	(150)	(150)
Accounts payable increase (decrease)	(5,250) -----------------	(6,750) -----------------	900 -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(106,003)	(53,661)	(151,978)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	283,250	0	283,250
Interest receivable	5,787 ----------------	0 ------------------	5,787 ------------------
NET CASH USED BY INVESTING ACTIVITIES	289,037	0	289,037
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	386	730	1,616
Paid-in capital	385,614	99,100	514,414
Less offering costs	0 ------------------	(6,636) ------------------	(14,386) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	386,000 ----------------	93,194 ---------------	501,644 --------------------

NET INCREASE IN CASH	(9,040)	39,533	$60,629 =========
CASH AT BEGINNING OF PERIOD	69,669 -----------------	30,136 ----------------
CASH AT END OF PERIOD	$60,629 =========	$69,669 =========
The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

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

NOTE D ISSUANCE OF COMMON STOCK

The Company sold shares of its common stock for $.10 per share as follows:

December 31, 1998	200,000 for $200
May 18, 1999	300,000 for $30,000
January 27, 2000	250,000 for $25,000
February 14, 2000	4,000 for $400
June 30, 2000	196,000for $19,600
July 28, 2000	250,000 for $25,000

On August 10, 2000, the Company approved an offering of 900,000 shares of its common stock at $1.00 per share pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof, and Rule 506 of Regulation D. From that offering the Company

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND DECEMBER 31, 2000

(continued)

NOTE D ISSUANCE OF COMMON STOCK (continued)

sold shares of its common stock as follows:

August 24, 2000	28,830 for $28,830
Sept. 22, 2000	1,000 for $1,000
March 2, 2001	14,000 for $14,000
April 19, 2001	25,000 for $25,000
Sept. 13, 2001	25,000 for $25,000
Sept. 28, 2001	300,000 for $300,000
Oct. 4, 2001	22,000 for $22,000

The net proceeds will be used to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

All of the above shares were issued pursuant to an exemption from registration requirements under Section 4 (2) of the Securities Act.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:
Name	Age	Positions and Offices Held
Ronald D. Sloan	61	President, Secretary, Treasurer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Ronald D. Sloan. Mr. Sloan during the past twenty-five (25) years has been an entrepreneur and owner and operator of several companies including: Atlas Insurance Adjusters Ltd., partner/president from 1977 to 1978; United Auto Parts, senior manager parts and distribution from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president and secretary from 1985 to 1989, Knight Auto Recyclers Ltd., dba Truck City, Inc. from 1990 t 1995, Scotmar Industries, Manager from 1990 to 1995, and CanCal Resources, Ltd., as President and Director from 1996 to present.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to TUNDRA RESOURCES, INC., as of December 31, 2001, to be a beneficial owner of five percent (5%) or more of TUNDRA RESOURCES, INC.'s common stock, by TUNDRA RESOURCES, INC.'s directors individually, and by all of the TUNDRA RESOURCES, INC.'s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

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

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
TUNDRA RESOURCES, INC.
Dated: May 7, 2002	By: /s/ Ronald D. Sloan Ronald D. Sloan

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ Ronald D. Sloan Ronald D. Sloan	President, Treasurer, Secretary and Director	May 7, 2002