Form 10QSB
period 2002-03-31
TUNDRA RESOURCES INC
filed 2002-05-15
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Quarterly Period ended March 31, 2002

TUNDRA RESOURCES, INC.

(Exact name of registrant as it appears in its charter)

0-31661

(Commission File No.)
89972 M.10.8	U.S. 89972 M.10.80
(Cusip Number)	(ISIN)
NEVADA	88-0421134
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8275 South Eastern Avenue

Las Vegas, Nevada 89123

(Address of Principal Executive Office)

(702) 938-0460

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2002 there were 1,649,163 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The audited financial statements for the period ending March 31, 2002.

TUNDRA RESOURCES, INC.

(A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Pre-Exploration Stage	3
Statement of Changes in Stockholders' Equity	4
Statement of Cash Flows	5
Notes to the Financial Statements	6 - 7


David E. Coffey 3851 Lindell Road, Suite I, Las Vegas, Nevada 89103
-----------------------------------------------------------------------------------------------------------------------------------
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of March 31, 2002 and March 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through March 31, 2002. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of March 31, 2002 and March 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through March 31, 2002 in conformity with generally accepted accounting principles.

David Coffey, CPA
Las Vegas, Nevada
May 15, 2002


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	March 31, 2002 ------------------	March 31, 2001 ------------------
ASSETS
Cash	$17,255	$18,583
Prepaid expenses	450	450
Notes receivable	283,250	55,000
Interest receivable	10,311	458
Deposits	150 ------------------	150 -----------------
Total Assets	$311,416 ==========	$74,641 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$2,900 ------------------	$6,150 ----------------
Total Liabilities	2,900	6,150
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,665,830 shares and 1,243,830 shares, respectively
	1,666	1,244
Additional paid-in capital	549,978	128,400
Deficit accumulated during the pre-exploration stage
	(243,128) ------------------	(61,153) ------------------
Total Stockholders' Equity	308,516	68,491
Total Liabilities and Stockholders' Equity	$311,416 ===========	$74,641 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
( With Cumulative Figures From Inception )
	Three months ending March 31,		From inception, Dec. 31, 1998 to March 31, 2002 ---------------------
	2002 ------------------	2001 -------------------
Interest income	$4,615	$948	$12,801
Expenses
Organizational expense	0	0	400
Consulting	93,000	4,695	217,000
Research and development	0	0	2,000
Professional fees	2,000	0	20,195
Administrative & secretarial	0	5,000	11,250
Licenses and fees	0	0	1,229
Rent	465	500	3,176
Office expenses	0 -----------------	381 -------------------	679 --------------------
Total expenses	95,465	10,576	255,929
Net loss	(90,850)	(9,628)	$(243,128) ===========
Retained earnings, beginning of period	(152,278) ------------------	(51.525) ------------------
Deficit accumulated during the pre-exploration stage	$(243,128) ==========	$(61,153) ==========
Earnings ( loss ) per share assuming dilution:
Net loss	$(0.06) ==========	$(0.01) ===========	$(0.25) ============
Weighted average shares outstanding	1,649,163 ==========	1,234,497 ===========	968,783 ============

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, ( Date of Inception ) TO MARCH 31, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumul- ated during the pre-exploration stage --------------------	Total --------------
	Shares --------------	Amount --------------

Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	0	$200
Less net loss	0 --------------	0 --------------	0 -------------	(400) --------------------	(400) --------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0 --------------	0 -------------	0 --------------	(4,814) --------------------	(4,814) --------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0 --------------	0 --------------	0 --------------	(46,311) --------------------	(46,311) --------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0 --------------	0 --------------	0 -------------	(100,753) -------------------	(100,753) --------------
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, Jan. 23, 2002	50,000	50	49,950	0	50,000
Less net loss	0 --------------	0 --------------	0 --------------	(90,850) --------------------	(90,850) --------------
Balance, March 31, 2002	1,665,830 ========	$1,666 ========	$549,978 ========	$(243,128) ===========	$308,516 ========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)
	Three months ending March 31,		From inception, Dec. 31, 1998 to March 31, 2002 ----------------------
	2002 -------------------	2001 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(90,850)	$(9,628)	$(243,128)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expense (increase) decrease	0	0	(450)
Deposits (increase) decrease	0	0	(150)
Accounts payable increase (decrease)	2,000 -----------------	0 -----------------	2,900 -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES	(88,850)	(9,628)	(240,828)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	0	55,000	283,250
interest receivable	4,524 -------------------	458 --------------------	10,311 ---------------------
NET CASH USED BY INVESTING ACTIVITIES	4,524	55,458	293,561
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	50	14	1,666
Paid-in capital	49,950	13,986	564,364
Less offering costs	0 ------------------	0 --------------------	(14,386) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000 ------------------	14,000 -------------------	551,644 -------------------
NET INCREASE IN CASH	(43,374)	(51,086)	$17,255 ===========
CASH AT BEGINNING OF PERIOD	60,629 ------------------	69,669 --------------------
CASH AT END OF PERIOD	$17,255 ==========	$18,583 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002 AND MARCH 31, 2001

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
June 30, 2000 196,000 for $19,600
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
MARCH 31, 2002 AND MARCH 31, 2001
(continued)

NOTE D ISSUANCE OF COMMON STOCK (continued)

sold shares of its common stock as follows:

August 24, 2000 28,830 for $28,830
Sept. 22, 2000 1,000 for $1,000
March 2, 2001 14,000 for $14,000
April 19, 2001 25,000 for $25,000
Sept. 13, 2001 25,000 for $25,000
Sept. 28, 2001 300,000 for $300,000
Oct. 4, 2001 22,000 for $22,000
Jan. 23, 2002 50,000 for $50,000

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

January 23, 2002 50,000 for $50,000

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

TUNDRA RESOURCES, INC.
Dated: May 15, 2002	By: /s/ Ronald D. Sloan Ronald D. Sloan, President, Secretary and Treasurer