Form 10QSB
period 2002-06-30
TUNDRA RESOURCES INC
filed 2002-08-15
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Quarterly Period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending June 30, 2002 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The audited financial statements for the period ending June 30, 2002.

TUNDRA RESOURCES, INC.

(A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2002 and JUNE 30, 2001

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
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of June 30, 2002 and June 30, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through June 30, 2002. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of June 30, 2002 and June 30, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through June 30, 2002 in conformity with generally accepted accounting principles.

David Coffey, CPA
Las Vegas, Nevada
August 9, 2002


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	June 30, 2002 ------------------	June 30, 2001 ------------------
ASSETS
Cash	$3,089	$32,247
Prepaid expenses	0	750
Notes receivable	283,250	65,000
Interest receivable	14,834	1,608
Loans to stockholders	14,000	0
Deposits	150 ------------------	150 -----------------
Total Assets	$315,323 ==========	$99,755 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$4,285 ------------------	$7,150 ----------------
Total Liabilities	4,285	7,150
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,665,830 shares and 1,268,830 shares, respectively

	1,666	1,269
Additional paid-in capital	549,978	153,375
Deficit accumulated during the pre-exploration stage
	(240,606) ------------------	(62,039) ------------------
Total Stockholders' Equity	311,038	92,605
Total Liabilities and Stockholders' Equity	$315,323 ===========	$99,755 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
( With Cumulative Figures From Inception )
	Six months ending June 30,		From inception, Dec. 31, 1998 to June 30, 2002 ---------------------
	2002 ------------------	2001 -------------------
Interest income	$9,252	$2,183	$17,438
Expenses
Organizational expense	0	0	400
Consulting	93,000	4,695	217,000
Research and development	0	0	2,000
Professional fees	3,000	1,000	21,195
Administrative & secretarial	0	5,000	11,250
Licenses and fees	0	587	1,229
Fees for services	635	0	635
Rent	915	978	3,626
Total expenses	97,580	12,697	258,044
Net loss	(88,328)	(10,514)	$(240,606) ===========
Retained earnings, beginning of period	(152,278) ------------------	(51,525) ------------------
Deficit accumulated during the pre-exploration stage
	$(240,606) ==========	$(62,039) ==========
Earnings ( loss ) per share assuming dilution:
Net loss	$(0.05) ==========	$(0.01) ===========	$(0.24) ============
Weighted average shares outstanding	1,657,497 ==========	1,268,830 ===========	1,017,414 ============

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, ( Date of Inception ) TO JUNE 30, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumul- ated during the pre-exploration stage -------------------	Total --------------
	Shares -------------	Amount ------------
Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	0	$200
Less net loss	0 -------------	0 ------------	0 -------------	(400) -------------------	(400) ------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0 -------------	0 ------------	0 ------------	(4,814) -------------------	(4,814) -------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0 -------------	0 -----------	0 ------------	(46,311) -------------------	(46,311) -------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0 ------------	0 ------------	0 -------------	(100,753) -------------------	(100,753) -------------
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, Jan. 23, 2002	50,000	50	49,950	0	50,000
Less net loss	0 ------------	0 ------------	0 -----------	(88,328) -------------------	(88,328) --------------
Balance, June 30, 2002	1,665,830 =======	$1,666 =======	$549,978 =======	$(240,606) ==========	$311,038 =======

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)
	Six months ending June 30,		From inception, Dec. 31, 1998 to June 30, 2002 ----------------------
	2002 -------------------	2001 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss	$(88,328)	$(10,514)	$(240,606)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expense (increase) decrease	450	(300)	0
Loans to stockholders	(14,000)	0	(14,000)
Deposits (increase) decrease	0	0	(150)
Accounts payable increase (decrease)	3,385 -----------------	1,000 -----------------	4,285 -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(98,493)	(9,814)	(250,471)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	0	65,000	283,250
interest receivable	9,047 -------------------	1,608 --------------------	14,834 ---------------------
NET CASH USED BY INVESTING ACTIVITIES
	9,047	66,608	298,084
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	50	39	1,666
Paid-in capital	49,950	38,961	564,364
Less offering costs	0 ------------------	0 --------------------	(14,386) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	50,000 ------------------	39,000 -------------------	551,644 -------------------
NET INCREASE IN CASH	(57,540)	(37,422)	$3,089 ===========
CASH AT BEGINNING OF PERIOD	60,629 ------------------	69,669 --------------------
CASH AT END OF PERIOD	$3,089 ==========	$32,247 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2002 AND JUNE 30, 2001

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
JUNE 30, 2002 AND JUNE 30, 2001
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

NOTE F LOANS TO STOCKHOLDERS

As of June 30, 2002 the Company had loaned $14,000 to one of its stockholders. The amounts due was repaid to the Company during August of 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of matters To a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUNDRA RESOURCES, INC.
Dated: August 14, 2002	By: /s/ Timothy Cammel Timothy Cammel, President, Secretary and Treasurer