Form 10KSB
period 2002-09-30
TUNDRA RESOURCES INC
filed 2003-04-17
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO N/A

COMMISSION FILE NUMBER: 000-31661

TUNDRA RESOURCES, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
NEVADA	88-0421134
STATE OF INCORPORATION	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

6767 West Tropicana Avenue, Suite 203
Las Vegas, Nevada 89103
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

(702) 682-3330
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

As of December 31, 2002, and currently, the Registrant has outstanding approximately 1,665,830 shares of common stock ($.001 par value).

An index of the documents incorporated herein by reference and/or annexed as exhibits to the signed originals of this report appears on page 14.


TABLE OF CONTENTS TO ANNUAL REPORT
ON FORM 10-KSB
YEAR ENDED DECEMBER 31, 2003

PART I

PART II
Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters	6
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations	6
Item 7.	Financial Statements	9
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure	10

PART III


PART I.

ITEM 1. DESCRIPTION OF BUSINESS

A. GENERAL

Tundra Resources, Inc. is a Nevada corporation formed on December 31, 1998. Its principal place of business is located at, 6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103.

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

Holders

At December 31, 2002, there were approximately 80 holders of record of the Company's common stock. As of December 31, 2002, there were approximately 1,665,830 shares outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS

OF OPERATIONS

As will be noted from the financial statements, the Company does not have any present revenues, income, or material tangible assets other than 3,884 in cash, which is now under deposit until required. No detailed analysis of operations can be completed until or unless the Company is successful in the development of its natural resources business. For the interim management has decided to hold its funds on deposits until needed.

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

David E. Coffey 6767 W. Tropicana Avenue, Suite 216, Las Vegas, Nevada 89103
CERTIFIED PUBLIC ACCOUNTANT Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 31, 1998 (date of inception) through December 31, 2002. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders' equity for the years then ended, as well as the cumulative period from December 31, 1998 (date of inception) through December 31, 2002 in conformity with generally accepted accounting principles.

David E. Coffey, C. P. A.
Las Vegas, Nevada
January 31, 2003


 TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
BALANCE SHEETS
	December 31, 2002 ------------------	December 31, 2001 ------------------

ASSETS
Cash	$3,884	$60,629
Prepaid expenses	0	450
Notes receivable	283,250	283,250
Interest receivable	23,882	5,787
Deposits	0	150
Loans to Stockholders	12,364 ------------------	------------------
Total Assets	$323,380 ===========	$350,266 ===========

LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$6,900 ------------------	$900 ------------------

Total Liabilities	6,900	900
Stockholders' Equity Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,665,830 shares and 1,615,830 shares, respectively

	1,666	1,616
Additional paid-in capital	559,978	500,028
Deficit accumulated during the pre-exploration stage
	(235,164) ------------------	(152,278) ------------------

Total Stockholders' Equity	316,480	349,366
Total Liabilities and Stockholders' Equity	$323,380 ===========	$350,266 ===========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
	Year ending December 31,		From inception, Dec. 31, 1998 to Dec. 31, 2002 ---------------------
	2002 ------------------	2001 -------------------

Interest income	$18,304	$7,623	$26,490
Expenses
Organizational expense	0	0	400
Consulting	93,000	90,000	217,000
Research and development	0	2,000	2,000
Professional fees	6,000	8,195	24,195
Administrative & secretarial	0	5,000	11,250
Licenses and fees	0	752	1,229
Fees for services	950	0	950
Rent	1,065	1,894	3,776
Office expenses	175	535	854
	------------------	------------------	---------------------
Total expenses	101,190	108,376	261,654
Net loss	(82,886)	(100,753)	$(235,164)
Retained earnings, beginning of period
	(152,278)	(51,525)
	------------------	------------------
Deficit accumulated during the pre-exploration stage
	$(252,164)	$(152,278)
	==========	==========
Earnings ( loss ) per share assuming dilution:

Net loss	$(0.05)	$(0.06)	$(0.21)
	==========	==========	===========
Weighted average shares
outstanding	1,661,663	1,615,830	1,096,812
	==========	==========	===========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, ( Date of Inception ) TO DECEMBER 31, 2002
	Common Stock		Additional Paid-in Capital --------	Deficit accumul- ated during the pre-exploration stage -------------	Total --------------
	Shares ---------	Amount ---------

Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	0	$200
Less net loss	0	0	0	(400)	(400)
	----------	---------	---------	-------------	-------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0	0	0	(4,814)	(4,814)
	----------	---------	---------	-------------	-------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0	0	0	(46,311)	(46,311)
	----------	---------	---------	-------------	-------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0	0	0	(100,753)	(100,753)
	---------	---------	---------	-------------	-------------
Balance, December 31, 2001	1,615,830	$1,616	$500,028	$(152,278)	$349,366
	=====	=====	====	=======	========
Issuance of common stock for cash, Jan. 23, 2002	50,000	50	49,950	0	50,000
Less net loss	0	0	0	(100,753)	(100,753)
	-----------	---------	---------	-------------	-------------
Balance, December 31, 2002	1,665,830	$1,666	$549,978	$(235,164)	$316,480
	=====	=====	=====	=======	========

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF CASH FLOWS
( With Cumulative Figures From Inception )
	Year ending December 31,		From inception, Dec. 31, 1998 to Dec. 31, 2002 ----------------------

	2002 -------------------	2001 --------------------

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss	$(82,886)	$(100,753)	$(235,164)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity Prepaid expense (increase) decrease

	450	0	0
Deposits (increase) decrease	150	0	0
Accounts payable increase (decrease)	6,000	(5,250)	6,900
Loans to stockholders (increase) decrease	(12,364)	0	(12,364)
	-------------	-----------------	------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES
	(88,650)	(106,003)	(240,628)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	0	283,250	283,250
Interest receivable	18,095	5,787	23,882
	-------------	-----------------	------------------
NET CASH USED BY INVESTING ACTIVITIES
	18,095	289,037	307,132
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	50	386	1,666
Paid-in capital	49,950	385,614	564,364
Less offering costs	0	0	(14,386)
	-------------	-----------------	------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
	50,000	386,000	551,644
	-------------	-----------------	------------------
NET INCREASE IN CASH	(56,745)	(9,040)	$3,884
			==========
CASH AT BEGINNING OF PERIOD	60,629	69,669
	-------------	-----------------
CASH AT END OF PERIOD	$3,884	$60,629
	=========	=========

The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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
DECEMBER 31, 2002 AND DECEMBER 31, 2001

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS & CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:
Name	Age	Positions and Offices Held
Timothy Cammel	61	President, Secretary, Treasurer and Director

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

(b) REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.
TUNDRA RESOURCES, INC.
Dated: April 15, 2003	By: /s/ Timothy Cammel Timothy Cammel

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE
/s/ Timothy Cammel Timothy Cammel	President, Treasurer, Secretary and Director	April 15, 2003