Form 10QSB
period 2003-03-31
TUNDRA RESOURCES INC
filed 2003-05-20
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the Quarterly Period ended March 31, 2003

TUNDRA RESOURCES, INC.

(Exact name of registrant as it appears in its charter)

0-31661

(Commission File No.)
89972 M.10.8	U.S. 89972 M.10.80
(Cusip Number)	(ISIN)
NEVADA	88-0421134
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue

Suite 203

Las Vegas, Nevada 89123

(Address of Principal Executive Office)

(702) 682-3330

Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (b) of the Act: Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending March 31, 2003 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


 PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The audited financial statements for the period ending March 31, 2003.

TUNDRA RESOURCES, INC.

(A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2003 and MARCH 31, 2002

TABLE OF CONTENTS
Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Pre-Exploration Stage	3
Statement of Changes in Stockholders' Equity	4
Statement of Cash Flows	5
Notes to the Financial Statements	6 - 7


David E. Coffey 6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada 89103
--------------------------------------------------------------------------------------------------------------------------------------------
Certified Public Accountant Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of March 31, 2003 and March 31, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through March 31, 2003. These statements are the responsibility of Tundra Resources, Inc.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of March 31, 2003 and March 31, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through March 31, 2003 in conformity with generally accepted accounting principles.

David Coffey, CPA
Las Vegas, Nevada
May 6, 2003


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEETS
	March 31, 2003 ------------------	March 31, 2002 ------------------

ASSETS
Cash	$544	$17,255
Prepaid expenses	0	450
Notes receivable	283,250	283,250
Interest receivable	28,406	10,311
Deposits	0	150
Loan to stockholders	15,653 -----------------	0 -------------------
Total Assets	$327,86\53 ==========	$311,416 ===========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$8,400 ------------------	$2,400 ----------------
Total Liabilities	840	2,400
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,665,830 shares and 1,243,830 shares, respectively
	1,666	1,666
Additional paid-in capital	549,978	549,978
Deficit accumulated during the pre-exploration stage
	(232,191) ------------------	(242,628) ------------------
Total Stockholders' Equity	319,453	309,016
Total Liabilities and Stockholders' Equity	$327,853 ===========	$311,416 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
( With Cumulative Figures From Inception )
	Three months ending March 31,		From inception, Dec. 31, 1998 to March 31, 2003 ---------------------
	2003 ------------------	2002 ------------------
Interest income	$4,524	$4,615	$31,014
Expenses
Organizational expense	0	0	400
Consulting	0	93,000	217,000
Research and development	0	0	2,000
Professional fees	1,500	1,500	20,695
Administrative & secretarial	0	0	11,250
Licenses and fees	0	0	1,229
Fees for services	0	0	950
Rent	0	465	3,776
Office expenses	51 -----------------	0 -------------------	905 --------------------
Total expenses	1,551	94,965	263,205
Net lincome (loss)	2,973	(90,350)	$(232,191) ===========
Retained earnings, beginning of period	(235,164) ------------------	(152,278) ------------------
Deficit accumulated during the pre-exploration stage
	$(232,191) ==========	$(242,628) ==========
Earnings ( loss ) per share assuming dilution:
Net loss	$(0.00) ==========	$(0.05) ===========	$(0.21) ============
Weighted average shares outstanding	1,661,663 ==========	1,649,163 ===========	1,129,640 ============

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, ( Date of Inception ) TO MARCH 31, 2002
	Common Stock		Additional Paid-in Capital --------------	Deficit accumul- ated during the pre-exploration stage --------------------	Total --------------
	Shares --------------	Amount --------------

Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	0	$200
Less net loss	0 --------------	0 --------------	0 --------------	(400) --------------------	(400) --------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0 --------------	0 --------------	0 --------------	(4,814) --------------------	(4,814) --------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0 --------------	0 --------------	0 --------------	(46,311) --------------------	(46,311) --------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0 --------------	0 --------------	0 --------------	(100,753) --------------------	(100,753) --------------
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, Jan. 23, 2002	50,000	50	49,950	0	50,000
Less net loss	0 --------------	0 --------------	0 --------------	(82,886) --------------------	(82,886) --------------
Balance, December 31, 2002	1,665,830	1,666	549,978	(235,164)	316,480
Current year income (loss)	0 -------------	0 -----------	0 -------------	2,973 --------------------	2,973 -------------
Balance, March 31, 2003	1,665,830 ========	$1,666 ========	$549,978 ========	$(232,191) ===========	$319,453 ========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)
	Three months ending March 31,		From inception, Dec. 31, 1998 to March 31, 2003 ----------------------
	2003 -------------------	2002 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (Loss)	$2,973	$(90,350)	$(232,191)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
Accounts payable increase (decrease)	1,500	1,500	8,400
Loans to stockholders (increase) decrease	(3,289)	0	(15,653)
NET CASH PROVIDED BY OPERATING ACTIVITIES
	1,184	((88,850)	(239,444)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	0	0	283,250
interest receivable	4,524 -------------------	4,524 --------------------	28,406 ---------------------
NET CASH USED BY INVESTING ACTIVITIES
	4,524	4,524	311,656
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	50	1,666
Paid-in capital	0	49,950	564,364
Less offering costs	0 ------------------	0 --------------------	(14,386) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0 ------------------	50,000 -------------------	551,644 -------------------
NET INCREASE IN CASH	(3,340)	(43,374)	$544 ===========
CASH AT BEGINNING OF PERIOD	3,884 ------------------	60,629 --------------------
CASH AT END OF PERIOD	$544 ==========	$17,255 ===========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2003 AND MARCH 31, 2002

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
MARCH 31, 2003 AND MARCH 31, 2002
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
TUNDRA RESOURCES, INC.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

I, Timothy Cammel, certify that:

1. I have reviewed this quarterly report on Form 10Q-SB of Tundra Resources, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors ( or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended March 31, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Tundra Resources, Inc..

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Dated: May 20, 2003	By: /s/ Timothy Cammel Timothy Cammel, President