Form 10QSB
period 2003-06-30
TUNDRA RESOURCES INC
filed 2003-08-25
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended June 30, 2003

TUNDRA RESOURCES, INC.
(Exact name of registrant as it appears in its charter)

0-31661
(Commission File No.)

89972 M.10.8	U.S. 89972 M.10.80
(Cusip Number)	(ISIN)

NEVADA	88-0421134
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 West Tropicana Avenue
Suite 203
Las Vegas, Nevada 89103
(Address of Principal Executive Office)

(702) 682-3330
Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (b) of the Act:  Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.       Yes  X    No

At the end of the quarter ending June 30,  2003 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The audited financial statements for the period ending June 30, 2003 and June 30, 2002.

TUNDRA RESOURCES, INC.

(A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30,  2003 and JUNE 30, 2002

TABLE OF CONTENTS

Page Number
INDEPENDENT ACCOUNTANT'S REPORT	1
FINANCIAL STATEMENT
Balance Sheets	2
Statements of Operations and Deficit Accumulated During the Pre-Exploration Stage	3
Statement of Changes in Stockholders' Equity	4
Statement of Cash Flows	5
Notes to the Financial Statements	6 - 7

David E. Coffey                  6767 West Tropicana Avenue, Suite 203, Las Vegas, Nevada  89103
----------------------------------------------------------------------------------------------------------------------------------------------
Certified Public Accountant                    Phone (702) 871-3979                 FAX (702) 871-6769

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of June 30, 2003 and June 30, 2002 and the related statements of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through June 30, 2003.  These statements are the responsibility of Tundra Resources, Inc.'s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of June 30, 2003 and June 30, 2002 and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) through June 30, 2003 in conformity with generally accepted accounting principles.

David Coffey, CPA
Las Vegas, Nevada
August 22, 2003

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30, 2003 ------------------	June 30, 2002 ------------------

ASSETS
Cash	$86	$3,089
Notes receivable	283,250	283,250
Interest receivable	32,929	14,834
Deposits	0	150
Loan to stockholders	15,659 -----------------	14,000 -------------------
Total Assets	$331,924 =========	$315,323 =========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable	$9,900 ------------------	$4,285 ----------------
Total Liabilities	9,900	4,285
Stockholders' Equity
Common stock, authorized 50,000,000 shares at $.001 par value, issued and outstanding 1,665,830 shares
	1,666	1,666
Additional paid-in capital	549,978	549,978
Deficit accumulated during the pre-exploration stage	(229,620) ------------------	(240,606) ------------------

Total Stockholders' Equity	322,024	311,038
Total Liabilities and Stockholders' Equity	$331,924 ===========	$315,323 ===========

The accompanying notes are an integral part of
these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE PRE-EXPLORATION STAGE
( With Cumulative Figures From Inception )

	Six months ending June 30,		From inception, Dec. 31, 1998 to June 30, 2003 ---------------------
	2003 ------------------	2002 ------------------
Interest income	$9,048	$9,252	$35,538
Expenses
Organizational expense	0	0	400
Consulting	0	93,000	217,000
Research and development	0	0	2,000
Professional fees	3,000	3,000	27,195
Administrative & secretarial	0	0	11,250
Licenses and fees	0	0	1,229
Fees for services	0	635	950
Rent	0	915	3,776
Office expenses	504 -----------------	30 -------------------	1,358 --------------------
Total expenses	3,504	97,580	265,158
Net income (loss)	5,544	(88,328)	$(229,620) ===========
Retained earnings, beginning of period	(235,164) ------------------	(152,278) ------------------
Deficit accumulated during the pre-exploration stage
	$(229,620) ==========	$(240,606) ==========
Earnings ( loss ) per share assuming dilution:
Net loss	$(0.00) ==========	$(0.05) ===========	$(0.20) ============
Weighted average shares outstanding	1,665,830 ==========	1,657,497 ===========	1,158,886 ============

The accompanying notes are an integral part of
these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998,  ( Date of Inception ) TO JUNE 30, 2003

	Common Stock		Additional Paid-in Capital --------------	Deficit accumul- ated during the pre-exploration stage ---------------------	Total --------------
	Shares --------------	Amount --------------

Issuance of common stock for cash, Dec. 31, 1998	200,000	$200	$0	$0	$200
Less net loss	0 ---------------	0 ---------------	0 ---------------	(400) ----------------------	(400) --------------
Balance, December 31, 1998	200,000	200	0	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	0	30,000
Less offering costs	0	0	(7,750)	0	(7,750)
Less net loss	0 ----------------	0 ---------------	0 ---------------	(4,814) ----------------------	(4,814) ---------------
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	0	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	0	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	0	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	0	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	0	1,000
Less offering costs	0	0	(6,636)	0	(6,636)
Less net loss	0 ----------------	0 --------------	0 ---------------	(46,311) ----------------------	(46,311) ---------------
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	0 ---------------	0 --------------	0 ---------------	(100,753) ----------------------	(100,753) ---------------
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, Jan. 23, 2002	50,000	50	49,950	0	50,000
Less net loss	0 ---------------	0 ---------------	0 --------------	(82,886) ----------------------	(82,886) --------------
Balance, December 31, 2002	1,665,830	1,666	549,978	(235,164)	316,480
Current year income (loss)	0 -------------	0 -----------	0 -------------	5,544 ---------------------	5,544 ---------------
Balance, June 30, 2003	1,665,830 =========	$1,666 ========	$549,978 ========	$(229,620) ===========	$322,024 ========

The accompanying notes are an integral part of
these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(With Cumulative Figures From Inception)

	Six months ending June 30,		From inception, Dec. 31, 1998 to June 30, 2003 ----------------------
	2003 -------------------	2002 --------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net income (Loss)	$5,544	$(88,328)	$(229,620)
Non-cash items included in net loss	0	0	0
Adjustments to reconcile net loss to cash used by operating activity
Accounts payable increase (decrease)	3,000	3,385	9,900
Prepaid expense decrease	0	450	0
Loans to stockholders (increase) decrease	(3,294) --------------------	(14,000) ------------------	(15,659)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,250	(98,493)	(235,379)
CASH FLOWS USED BY INVESTING ACTIVITIES
Notes receivable	0	0	283,250
Interest receivable	9,048 -------------------	9,047 -------------------	32,929 ---------------------
NET CASH USED BY INVESTING ACTIVITIES	9,048	9,047	316,179
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	50	1,666
Paid-in capital	0	49,950	564,364
Less offering costs	0 ------------------	0 ------------------	(14,386) ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES	0 ------------------	50,000 ------------------	551,644 -------------------
NET INCREASE IN CASH	(3,798)	(57,540)	$86 ==========
CASH AT BEGINNING OF PERIOD	3,884 ------------------	60,629 ------------------
CASH AT END OF PERIOD	$86 =========	$3,089 =========

The accompanying notes are an integral part of
these financials statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003 AND JUNE 30, 2002

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
JUNE 30, 2003 AND JUNE 30, 2002
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

None

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

TUNDRA RESOURCES, INC.
Dated: August 25, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

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

Dated: August 25, 2003	By: /s/ Timothy Cammel Timothy Cammel, President

Statement of Chief Executive Officer  Regarding
Facts and Circumstances Relating to Exchange Act Filings

I, Timothy Cammel, state and certify as follows:

The financial statements filed with the report on Form 10-QSB for the period ended June 30, 2003 fully comply with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 and that the information contained in said periodic report fairly presents, in all material respects, the financial condition and results of operations of Tundra Resources, Inc..

This Statement is submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Dated: August 25, 2003	By: /s/ Timothy Cammel Timothy Cammel, President