Form 10KSB
period 2003-12-31
TUNDRA RESOURCES INC
filed 2005-01-26
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2003

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

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING (ZIP CODE)

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

As of December 31, 2003, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by  reference  to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2003, and currently, the Registrant has outstanding approximately 1,665,830 shares of common stock ($.001 par value).


TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2003

PART I

Page Number
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant's Common Equity & Related Stockholders' Matters
Item 6.	Management's Discussion & Analysis of Financial Condition & Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting & Financial Disclosure

PART III

Item 9.	Directors & Executive Officers, Promoters & Control Persons, Compliance with Section 16 (a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners & Management
Item 12.	Certain Relationships & Related Transactions
Item 13.	Exhibits & Reports on Form 8-K


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

A.            GENERAL

Tundra Resources, Inc. is a Nevada corporation formed on December 31, 1998.  Its principal place of business is located at, 1350 East Flamingo Road, Suite 688, Las Vegas, NV 89119.

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

Holders

At December 31, 2003, there were approximately 88 holders of record of the Company's common stock.  As of December 31, 2003, there were approximately 1,665,830 shares outstanding.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS

OF OPERATIONS

Forward-Looking Statements

The discussion in this Report on Form 10-KSB contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's business, based on management's current beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "believes", "plans", "seeks", "estimates" and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company's estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company's current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements.  Such risks and uncertainties include those set forth herein below under "Risk Factors That May Affect Future Results of Operations" as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company's financial condition and results of operations should also be read in conjunction with the financial statements and related notes included in Item 1 of this quarterly report.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 7.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. The Company does not believe that it has any other relevant market risk with respect to the categories intended to be discussed in this item of this Report.

ITEM 8.   CONTROLS AND PROCEDURES

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

ITEM 9.  FINANCIAL STATEMENTS

The following are the audited financial statements.

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS


BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tundra Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Tundra Resources, Inc. as of December 31, 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended with cumulative totals since inception, December 31, 1998.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements for the year ended December 31, 2003 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of December 31, 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants|
Gibbsboro, New Jersey

October 3, 2004

                                                MEMBER OF:         AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS


David E. Coffey,        6767 W. Tropicana Ave., Suite 216, Las Vegas, NV 89103
Certified Public Accountant                             Phone (702) 871-3979 FAX (702) 871-6769

INDEPENDENT ACCOUNTANTS REPORT

To the Board of Directors and Stockholders
of Tundra Resources, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Tundra Resources, Inc. (a pre-exploration stage company) as of December 31, 2002 and December 31, 2001 and the related statements of operations, cash flows and changes in stockholders’ equity for the periods then ended, as well as the cumulative period from December 31, 1998 (date of inception) to December 31, 2002. These statements are the responsibility of Tundra Resources, Inc.’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the accompanying financial statements present fairly, in all material aspects, the financial position of Tundra Resources, Inc. as of December 31, 2002 and December 31, 2001 and the results of operations, cash flows, and changes in stockholders’ equity for the years then ended, as well as the cumulative period from December 31, 1998 (date of inception) through December 31, 2002, in conformity with generally accepted accounting principles.

David E. Coffey, C.P.A.
Las Vegas, Nevada
January 31, 2003


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Current Assets
Cash and cash equivalents	$ -	$ 3,884
Loans to stockholders	15,659	12,364

Total Current Assets	15,659	16,248

Notes receivable and accrued interest	325,227	307,132

TOTAL ASSETS	$ 340,886 =========	$ 323,380 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 12,975	$ 6,900

Total Current Liabilities	12,975	6,900

Total Liabilities	12,975	6,900

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 50,000,000 shares authorized and 1,665,830 shares issued and outstanding	1,666	1,666
Additional paid-in capital	549,978	549,978
Deficit accumulated during the development stage	(223,733)	(235,164)

Total Stockholders' Equity	327,911	316,480

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 340,886 =========	$ 323,380 ========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2003 AND 2002
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2003	2002	Cumulative Totals December 31, 1998 to December 31, 2003

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	400
Consulting	-	93,000	217,000
Research and development	-	-	2,000
Office expenses	590	175	1,444
Service fees	75	950	1,025
Rent	-	1,065	3,776
Administrative and secretarial	-	-	11,250
Licenses and fees	-	-	1,229
Professional fees	6,000	6,000	30,195
Total Operating Expenses	6,665	101,190	268,319

OTHER INCOME
Interest, net	18,096	18,304	44,586

Total other income	18,096	18,304	44,586

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 11,431 ==========	$ (82,886) ===========	$ (223,733) ===========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.0069 =========	$ (0.0499) ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,665,830 =========	1,661,663 ==========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998, (Inception) TO DECEMBER 31, 2003

	Common Stock		Additional Paid-in Capital	Deficit accumulated during the pre-exploration stage	Stockholders’ Equity
	Shares	Amount
December 31, 1998 (Inception)	-	-	-	-	-
Issuance of common stock for cash, December 31, 1998	200,000	$200	$-	$-	$200
Less net loss	-	-	-	(400)	(400)
Balance, December 31, 1998	200,000	200	-	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	-	30,000
Less offering costs	-	-	(7,750)	-	(7,750)
Less net loss	-	-	-	(4,814)	(4,814)
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	-	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	-	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	-	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	-	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	-	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	-	1,000
Less offering costs	-	-	(6,636)	-	(6,636)
Less net loss	-	0	0	(46,311)	(46,311)
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	-	-	-	(100,753)	(100,753)
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, January 23, 2002	50,000	50	49,950	-	50,000
Less net loss	-	-	-	(82,886)	(82,886)
Balance, December 31, 2002	1,665,830	1,666	549,978	(235,164)	316,480
Add net income	-	-	-	11,431	11,431
Balance, December 31, 2003	1,665,830 =======	$1,666 =======	$549,978 =========	$(223,733) =========	$327,911 =========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
(With Cumulative Totals From Inception)

	2003	2002	Cumulative Totals December 31, 1998 to December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 11,431	$ (82,886)	$ (223,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
  Changes in assets and liabilities

Decrease in prepaid expenses and deposits	-	600	-
Loans to stock holders (increase) decrease	(3,295)	(12,364)	(15,659)
Increase in accounts payable and accrued expenses	6,075	6,000	12,975
Total adjustments	2,780	(5,764)	(2,684)

Net cash provided by (used in) operating activities	14,211	(88,650)	(226,417)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash (used in) investing activities	(18,095)	(18,095)	(325,227)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	50,000	551,644

Net cash provided by financing activities	-	50,000	551,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,884)	(56,745)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	3,884	60,629	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - =======	$ 3,884 ========	$ - ===========

The accompanying notes are an integral part of these financial statements.


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                               (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                               2003                 2002

        Net Income or (loss)                                $      11,431           $  (82,886)
                                                                        =========        ========

        Weighted average common shares             1,665,830              1,665,830
         outstanding (Basic)

               Options                                                            -                            -
                Warrants                                                         -                            -

        Weighted average common shares              1,665,830              1,661,663
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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
|NOTES TO FINANCIAL STATEMENTS (CONTINUED)
|DECEMBER 31, 2003 AND 2002

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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At December 31, 2003 and 2002 deferred tax assets consist of the following:

                                                                         2003                 2002

        Deferred tax assets                                   67,120            70,549

        Less valuation allowance                          (67,120)         (70,549)

        Net deferred tax assets                                       -                     -
                                                                    ========        =======

Net operating losses totaling approximately $223,733 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 -               STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2003 and 2002, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

The following details the stock transactions for the Company:

On December 31, 1998 the Company sold 200,000 shares of its common stock at $.001 per share for $200 to provide initial working capital.

On May 18, 1999 the Company sold 300,000 shares of its common stock at $.10 per share to provide further working capital and to begin its operations.

Between January and September, 2000 the Company sold a total of 700,000 shares of its common stock at $.10 per share and 29, 830 shares at $1.00 per share.  The resulting $99,830, net of $6,636 offering costs, yielded $93,194 to be used to acquire oil and gas leases and mineral properties.

Between March, 2001 and January, 2002 the Company sold a total of 436,000 shares at $1.00 per share.  The resulting $436,000 was to be used to acquire oil and gas leases and mineral properties.  The Company invested the funds in interest-bearing notes as an interim strategy.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2003 AND 2002

NOTE 4-                STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock (Continued)

The Company’s stock has no readily determinable market price and has been valued by the Company at par value, which estimates fair value.

NOTE 5-                GOING CONCERN

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has had recurring operating deficits in the past few years and has large accumulated deficits and is in the development stage and has no recurring revenues. These items raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of the assets of the Company is dependent upon the Company’s ability to meet its financial requirements and the success of future operations.  These financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from equity financing.

NOTE 6-                SUBSEQUENT EVENTS

On June 24, 2004, the note receivable and accrued interest were paid off. The amount paid off was $283,250 for the note receivable and $45,004 for the accrued interest.


ITEM 10.               CHANGES IN &  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING &
                              FINANCIAL DISCLOSURE

On June 15, 2004, David E. Coffey, Certified Public Accountant (“Coffey”) was dismissed as the independent registered public accounting firm for Tundra Resources, Inc. (the “Company”).  Effective October 5, 2004, Bagell, Josephs & Company, LLC was appointed as the new independent registered public accounting firm for the Company.  The decision to dismiss Coffey and to appoint Bagell, Josephs & Company, LLC was recommended and approved by the Company’s Board of Directors.

Coffey reports on the Company’s financial statements for the past two fiscal year did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.  Coffey served as our independent registered public accounting firm for two years.

During the Company’s most recent fiscal year and the period from January 1, 2004 through June 15, 2004, there were no disagreements with Coffey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Coffey, would have caused it to make reference to the subject matter of the disagreements in connection with its report; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-B.

The Company provided Coffey with a copy of this Item and requested that Coffey furnish the Company with a letter addressed to the Commission stating whether it agrees with the statements by the Company in this Item and, if not, stating the respects in which it does not agree.  A letter from Coffey to such effect is attached hereto as Exhibit 16.1.

During the Company’s two most recent fiscal years and through the date of this Form 8-K, the Company did not consult Bagell, Josephs & Company, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-B.

PART III

ITEM 11.                DIRECTORS, EXECUTIVE OFFICERS,  PROMOTERS & CONTROL PERSONS,

              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company are as follows:

Name	Age	Positions and Offices Held
Fong Lee	46	President, Chief Executive Officer and Director

Set forth below are the names of all Directors and Executive Officers of the Company, all positions and offices with the Company held by each such person, the period during which he has served as such, and the business experience of such persons during at least the last five years:

Fong Lee.  Mr. Lee was born and educated in Beijing (Peking), China.  Mr. Lee graduated in 1981 with a Bachelor’s Degree in Science and worked for several European and Australian mining companies.  Since 1998, Mr. Lee has been a business consultant for Asian and North American companies.

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

ITEM 12. EXECUTIVE COMPENSATION

During the last fiscal year, the Company's officer and director did not receive any salary, wage or other compensation.  During the current fiscal year the Company has no present plans or means to pay compensation to its officers and directors.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to TUNDRA RESOURCES, INC., as of December 31, 2003, to be a beneficial owner of five percent (5%) or more of TUNDRA RESOURCES, INC.'s common stock, by TUNDRA RESOURCES, INC.'s directors individually, and by all of the TUNDRA RESOURCES, INC.'s directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class	Name of Owner	Shares Beneficially Owned	Percentage of Ownership
Common	None	None	0%

SECURITY OWNERSHIP OF MANAGEMENT

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percentage of Class
Common	None	None	0%

ITEM 15. CERTAIN RELATIONSHIPS & RELATED TRANSACTIONS

None.

ITEM 16. EXHIBITS AND REPORTS ON FROM 8-K

(a)           EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB Registration Statement filed on October 2, 2000
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB Registration Statement filed on October 2, 2000

(b)           REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the year ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

TUNDRA RESOURCES, INC.
Dated: January 24, 2005	By: /s/ Fong Lee Fong Lee

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/Fong Lee Fong Lee	President, Chief Executive Officer and Director	January 24, 2005