Form 10QSB
period 2004-03-31
TUNDRA RESOURCES INC
filed 2005-01-26
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.       Yes  X    No

At the end of the quarter ending March 31, 2004 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited financial statements for the period ending March 31, 2004 and March 31, 2003.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 and 2003


TABLE OF CONTENTS

Page Number
FINANCIAL STATEMENTS
Condensed Balance Sheet as of March 31, 2004	1
Condensed Statement of Operations for the Nine and Three Months Ended March 31, 2004 and 2003 with Cumulative Totals Since Inception	2
Condensed Statements of Cash Flows for the Nine Months Ended March 31, 2004 and 2003 with Cumulative Totals Since Inception	3
Notes to Condensed Financial Statements	4 - 11


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2004 (UNAUDITED)

ASSETS

Current Assets
Loans to Stockholders	$15,659
Total Current Assets	15,659
Notes receivable	283,250

Accrued interest receivable

46,500

TOTAL ASSETS

$345,409 =======

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$12,975

  Total Current Liabilities

12,975

      Total Liabilities

12,975

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 50,000,000 shares authorized and 1,665,830 shares issued and outstanding
1,666
Additional paid-in capital	549,978
Deficit accumulated during the development stage	(219,210)

              Total Stockholders' Equity

332,434

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$345,409 ========

The accompanying notes are an integral part of these financials statements.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY )
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
( WITH CUMULATIVE TOTALS FROM INCEPTION )

	THREE MONTHS ENDED		Cumulative Totals December 31, 1998 to March 31, 2003
	MARCH 31,
	2004	2003

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	1,551	268,319
Total Operating Expenses	-	1,551	268,319

OTHER INCOME

Interest, net	4,524	4,524	49,109

Total other income	4,524	4,524	49,109

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 4,524 ========	$ 2,973 ========	$ (219,210) =========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.0027	$ 0.0018

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,665,830 ========	1,665,830 ========

The accompanying notes are an integral part of these financials statements.


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

	2004	2003	Cumulative Totals December 31, 1998 to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 4,524	$ 2,973	$ (219,210)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	-	-

Changes in assets and liabilities
(Increase) decrease in deposits and other current assets	-	-	-
Increase in accounts payable and accrued expenses	-	1,500	12,975
(Increase) decrease in loans to stockholders	-	(3,289)	(15,659)
Total adjustments	-	(1,789)	(2,684)

Net cash provided by (used in) operating activities	4,524	1,184	(221,894)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in notes receivable	(4,524)	(4,524)	(329,750)
Net cash (used in) investing activities	(4,524)	(4,524)	(329,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	551,644

Net cash provided by financing activities	-	-	551,644

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(3,340)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	3,884	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ - ========	$ 544 ========	$ - =========

The accompanying notes are an integral part of these financials statements.


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                               2004                 2003

        Net Income                                             $     4,524            $       2,973
                                                                        =========        ========

        Weighted average common shares             1,665,830              1,665,830
         outstanding (Basic)

               Options                                                            -                            -
                Warrants                                                         -                            -

        Weighted average common shares              1,665,830              1,665,830
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
MARCH 31, 2004 AND 2003 (UNAUDITED)

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
MARCH 31, 2004 AND 2003 (UNAUDITED)

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  The statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan.  The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2003, with early application encouraged.  The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

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


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At March 31, 2004 and 2003 deferred tax assets consist of the following:

                                                                          2004                 2003

        Deferred tax assets                                   65,763              67,120

        Less valuation allowance                          (65,763)           (67,120)

        Net deferred tax assets                                       -                       -
                                                                    ========         =======

Net operating losses totaling approximately $219,210 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.


TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

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


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2004 AND 2003 (UNAUDITED)

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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