Form 10QSB
period 2004-06-30
TUNDRA RESOURCES INC
filed 2005-01-26
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:
                For the Quarterly Period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.       Yes  X    No

At the end of the quarter ending June 30, 2004 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.


PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited financial statements for the period ending June 30, 2004 and June 30, 2003.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 and 2003


TABLE OF CONTENTS

Page Number
FINANCIAL STATEMENTS
Condensed Balance Sheet as of June 30, 2004	1
Condensed Statements of Operations for the Nine and Three Months Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception	2
Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2004 and 2003 with Cumulative Totals Since Inception	3
Notes to Condensed Financial Statements	4 – 10


TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2004 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$328,254
Loans to Stockholders	15,684
Total Current Assets	343,838

Accrued interest receivable

5,752

TOTAL ASSETS

$345,590 =======

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$12,900

  Total Current Liabilities

12,900

      Total Liabilities

12,900

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 50,000,000 shares authorized and 1,665,830 shares issued and outstanding
1,666
Additional paid-in capital	549,978
Deficit accumulated during the development stage	(214,954)

        Total Stockholders' Equity

336,690

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$349,590 ========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY )
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)
( WITH CUMULATIVE TOTALS   FROM INCEPTION )

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		Dec. 31, 1998
	2004	2003	2004	2003	to June 30, 2004

INCOME	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Administrative expenses	-	3,504	-	1,953	268,319
Total Operating Expenses	-	3,504	-	1,953	268,319

OTHER INCOME

Interest, net	8,779	9,048	4,255	4,524	53,365

Total other income	8,779	9,048	4,255	4,524	53,365

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ 8,779 ========	$ 5,544 ========	$ 4,255 ========	$ 2,571 ========	$ (214,954) ==========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ 0.0053 ========	$ 0.0033 ========	$ 0.0026 =======	$ 0.0015 ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	1,665,830 ========	1,665,830 ========	1,665,830 ========	1,665,830 ========

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

			Cumulative Totals
			December 31, 1998
	2004	2003	to June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 8,779	$ 5,544	$ (214,954)
Adjustments to reconcile net income to net cash provided by (used in) operating activities	-	-	-

Changes in assets and liabilities
Increase in accounts payable and accrued expenses	-	3,000	12,900
(Increase) decrease in loans to stockholders		(3,294)	(15,584)
Total adjustments	-	(294)	(2,684)

Net cash provided by (used in) operating activities	8,779	5,250	(217,638)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in notes receivable	319,475	(9,048)	(5,752)
Net cash provided by (used in) investing activities	319,475	(9,048)	(5,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	-	551,644

Net cash provided by financing activities	-	-	551,644
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	328,254	(3,798)	328,254

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	3,884	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 328,254 =======	$ 86 ======	$ 328,254 =======

The accompanying notes are an integral part of these financials statements.

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                               2004                   2003

        Net Income                                              $       8,779            $     5,544
                                                                        =========        ========

        Weighted average common shares             1,665,830              1,665,830
         outstanding (Basic)

               Options                                                            -                            -
                Warrants                                                         -                            -

        Weighted average common shares              1,665,830              1,665,830
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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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
JUNE 30, 2004 AND 2003 (UNAUDITED)

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

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.
At June 30, 2004 and 2003 deferred tax assets consist of the following:

                                                                          2004                 2003

        Deferred tax assets                                    64,485             67,120

        Less valuation allowance                          (64,485)           (67,120)

        Net deferred tax assets                                       -                       -
                                                                    ========        =======

Net operating losses totaling approximately $214,954 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

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

NOTE 5 -                GOING CONCERN

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

ITEM 4.   CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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