Form 10KSB
period 2004-12-31
TUNDRA RESOURCES INC
filed 2005-04-14
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Mark One

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

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

As of December 31, 2004, and extended to the filing date of this Report, the aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the bid and ask price on such date was $0.00 as the Registrant has no current trading market.

As of December 31, 2004, and currently, the Registrant has outstanding approximately 1,665,830 shares of common stock ($.001 par value).

TABLE OF CONTENTS TO ANNUAL REPORT

ON FORM 10-KSB

YEAR ENDED DECEMBER 31, 2004

2

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has no significant assets, property, or operating capital.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders during the fiscal year covered by this report.

3

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY & RELATED STOCKHOLDER MATTERS

Market Information

To the knowledge of current management, there is no public trading market for the Company's common stock.

Holders

At December 31, 2004, there were approximately 88 holders of record of the Company's common stock.  As of December 31, 2004, there were approximately 1,665,830 shares outstanding.

Dividends

The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future.  It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management discussed that there were no sales, operations or income in 2003 or 2004.  The Company is in the process of reorganizing at the present moment and there are no plans to operate until the reorganization is completed.  Management said it is expected that the reorganization will be completed this year.

The following discussion with regard to our financial condition and operating results should be read in conjunction with our financial statements and attached footnotes that are included elsewhere in this Report. Except for the historical information contained in this Report, the discussion contained in this Report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. These statements may be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should" or "anticipates" or the negative of these words or similar expressions or by discussions of strategy. Our actual results could differ materially from those discussed in this Report. Important factors that could cause actual results to differ include, among other things, our inability to consummate an acquisition of an operating business on terms favorable to us or, in the event we do consummate the transaction contemplated, our inability to successfully manage and operate the combined business.

PLAN OF OPERATION

We intend to devote substantially all of our time identifying a merger or acquisition candidate and consummating a merger or acquisition transaction thereafter. In the event we identify an acceptable merger or acquisition candidate, we intend to effect the transaction utilizing any combination of our common stock, cash on hand, or marketable securities, or other funding sources available to us. Until we identify a suitable merger or acquisition candidate, we intend to offer consulting services to businesses engaged in or otherwise servicing the environmental industry.

FINANCIAL RESULTS FOR THE YEAR ENDED DECEMBER 31, 2004

As of the date of this Report, we have no operations and are seeking a merger, combination or consolidation with a suitable candidate. As of the date of this Report, we have not identified any such candidate. We do not expect to generate operating revenue or income until such time as we effect a business combination with an operating company. However, in the event we do consummate a merger or an acquisition of an operating company, there can be no assurance that the combined entity will operate profitably.

4

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

5

ITEM 7.  FINANCIAL STATEMENTS

The following are the audited financial statements.

TUNDRA RESOURCES, INC.

  (A PRE-EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

6

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828  Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Tundra Resources, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Tundra Resources, Inc. as of December 31, 2004 and 2003 and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the years then ended with cumulative totals since inception, December 31, 1998.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements for the years ended December 31, 2004 and 2003 have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 5 to the financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regard to these matters are also discussed in Note 5.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tundra Resources, Inc. as of December 31, 2004 and 2003 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
 BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
March 18, 2005

                                                MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                                                                                PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Current Assets
Cash and cash equivalents	$ 21,671	$ -
Loans to stockholders	16,784	15,659
Loans receivable	5,292	-

Total Current Assets	43,747	15,659

Notes receivable	309,831	325,227

TOTAL ASSETS	$ 353,578 ==========	$ 340,886 =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$ 32,400	$ 12,975

Total Current Liabilities	32,400	12,975

Total Liabilities	32,400	12,975

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 50,000,000 shares authorized and
1,665,830 shares issued and outstanding	1,666	1,666
Additional paid-in capital	549,978	549,978
Deficit accumulated during the development stage	(230,466)	(223,733)

Total Stockholders' Equity	321,178	327,911

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 353,578 =========	$ 340,886 =========

The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
( A PRE-EXPLORATION STAGE COMPANY )
STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	2004	2003	Cumulative Totals December 31, 1998 to December 31, 2004

INCOME	$ -	$ -	$ -

OPERATING EXPENSES
Organizational expenses	-	-	400
Consulting	-	-	217,000
Research and development	-	-	2,000
Office expenses	92	590	1,536
Service fees	-	75	1,025
Rent	-	-	3,776
Administrative and secretarial	-	-	11,250
Licenses and fees	-	-	1,229
Professional fees	19,500	6,000	49,695
Total Operating Expenses	19,592	6,665	287,911

OTHER INCOME

Interest, net	12,859	18,096	57,445

Total other income	12,859	18,096	57,445

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$ (6,733) =========	$ 11,431 ==========	$ (230,466) ===========

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$ (0.0040) =========	$ 0.0069 ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,665,830 ========	1,665,830 =========

The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM DECEMBER 31, 1998 (INCEPTION) TO DECEMBER 31, 2004

	Common Stock		Additional Paid-in Capital	Deficit accumulated during the pre-exploration stage	Stockholders’ Equity
	Shares	Amount
December 31, 1998 (Inception)	-	-	-	-	-
Issuance of common stock for cash, December 31, 1998	200,000	$200	$-	$-	$200
Less net loss	-	-	-	(400)	(400)
Balance, December 31, 1998	200,000	200	-	(400)	(200)
Issuance of common stock for cash, May 18, 1999	300,000	300	29,700	-	30,000
Less offering costs	-	-	(7,750)	-	(7,750)
Less net loss	-	-	-	(4,814)	(4,814)
Balance, December 31, 1999	500,000	500	21,950	(5,214)	17,236
Issuance of common stock for cash, January 27, 2000	250,000	250	24,750	-	25,000
Issuance of common stock for cash, February 14, 2000	4,000	4	396	-	400
Issuance of common stock for cash, June 30, 2000	196,000	196	19,404	-	19,600
Issuance of common stock for cash, July 28, 2000	250,000	250	24,750	-	25,000
Issuance of common stock for cash, August 24, 2000	28,830	29	28,801	-	28,830
Issuance of common stock for cash, Sept. 22, 2000	1,000	1	999	-	1,000
Less offering costs	-	-	(6,636)	-	(6,636)
Less net loss	-	0	0	(46,311)	(46,311)
Balance, December 31, 2000	1,229,830	1,230	114,414	(51,525)	64,119
Issuance of common stock for cash, March 2, 2001	14,000	14	13,986	0	14,000
Issuance of common stock for cash, April 19, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 13, 2001	25,000	25	24,975	0	25,000
Issuance of common stock for cash, Sept. 28, 2001	300,000	300	299,700	0	300,000
Issuance of common stock for cash, Oct. 4, 2001	22,000	22	21,978	0	22,000
Less net loss	-	-	-	(100,753)	(100,753)
Balance, December 31, 2001	1,615,830	1,616	500,028	(152,278)	349,366
Issuance of common stock for cash, January 23, 2002	50,000	50	49,950	-	50,000
Less net loss	-	-	-	(82,886)	(82,886)
Balance, December 31, 2002	1,665,830	1,666	549,978	(235,164)	316,480
Add net income	-	-	-	11,431	11,431
Balance, December 31, 2003	1,665,830	1,666	549,978	(223,733)	327,911
Less net loss	-	-	-	(6,733)	(6,733)
Balance, December 31, 2004	1,665,830 =======	$1,666 =======	$549,978 ========	$(230,466) ==========	$321,178 ==========

The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
(WITH CUMULATIVE TOTALS FROM INCEPTION)

			Cumulative Totals
			December 31, 1998 to
	2004	2003	to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (6,733)	$ 11,431	$ (230,466)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	19,425	6,075	32,400
Total adjustments	19,425	6,075	32,400

Net cash provided by (used in) operating activities	12,692	17,506	(198,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to stockholders	(1,125)	(3,295)	(16,784)
Loans receivable	(5,292)	-	(5,292)
Notes receivable	15,396	(18,095)	(309,831)
Sale of common stock	-	-	551,644

Net cash provided by (used in) financing activities	8,979	(21,390)	219,737

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	21,671	(3,884)	21,671

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	3,884	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 21,671 =======	$ - =======	$ 21,671 =========

The accompanying notes are an integral part of these financial statements.

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The Company was incorporated on December 31, 1998 under the laws of the State of Nevada.  The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pre-Exploration Stag Company

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
DECEMBER 31, 2004 AND 2003

NOTE 2-                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES   (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	YEARS ENDED
	DECEMBER 31,
	2004	2003

Net income (loss)	$ (6,733)	$ 11,431

Weighted average common shares
outstanding (Basic)	1,665,830	1,665,830

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	1,665,830	1,665,830

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2004 AND 2003

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.
At December 31, 2004 and 2003 deferred tax assets consist of the following:

	2004	2003

Net operating income carryforwards	69,140	67,120

Less: valuation allowance	(69,140)	(67,120)

Net deferred tax assets	- =========	- ==========

Net operating losses totaling approximately $230,466 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

NOTE 4 -               STOCKHOLDERS’ DEFICIT

Common Stock

As of December 31, 2004 and 2003, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

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
DECEMBER 31, 2004 AND 2003

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

ITEM 8.  CHANGES IN & DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING &  FINANCIAL DISCLOSURE

The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.   CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and  operation of the
Company's disclosure controls and procedures (as defined in  Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30,
2004.  This evaluation was carried out under the supervision and with the participation of  the Company's management, specifically Mr. Dan Lee, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the
Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief
Financial Officer, to allow timely decisions regarding required disclosure.

7

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table sets forth each person known to TUNDRA RESOURCES, INC., as of December 31, 2004, to be a beneficial owner of five percent (5%) or more of TUNDRA RESOURCES, INC.'s common stock, by TUNDRA RESOURCES, INC.'s directors individually, and by all of the TUNDRA RESOURCES, INC.'s directors and executive officers as a group.  Each person has sole voting and investment power with respect to the shares shown.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

 Title of Class

 Name of Owner

 Shares Beneficially
 Owned

 Percentage of Ownership

 Common

 None

 None

 0%

SECURITY OWNERSHIP OF MANAGEMENT

 Title of Class

 Name of
 Beneficial Owner

 Amount and Nature
 of Beneficial Owner

 Percentage of Class

 Common

 None

 None

 0%

8

ITEM 12.               CERTAIN RELATIONSHIPS & RELATED
TRANSACTIONS

None.

ITEM 13.               EXHIBITS

(a)           EXHIBITS.

 EXHIBIT
 NUMBER

 DESCRIPTION

 LOCATION

 3.1

 Articles of Incorporation

 Incorporated by reference to Exhibit 3.

 3.2

 Bylaws

 Incorporated by reference to Exhibit 3.2

 31.1

 Certification of Chief Executive Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

 Attached

 31.2

 Certification of Chief Financial Officer Pursuant to Section 302 of the of the Sarbanes Oxley Act of 2002.

 Attached

 32.1

 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 Attached

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND
SERVICES

Audit Fees

The independent auditors’ of the Company for the year ended December 31, 2004 were Bagell, Josephs & Company.
The aggregate fees, including expenses, billed by Bagell, Josephs & Company in connection with the audit of the Company's annual financial statements for the year ending December 31, 2003 and for the review of the Company's financial information included in its annual report on Form 10-KSB were $9,500.

The independent auditors’ of the Company for the year ended December 31, 2004 were Bagell, Josephs & Company.
The aggregate fees, including expenses, billed by Bagell, Josephs & Company in connection with the audit of the Company's annual financial statements for the year ending December 31, 2004 and for the review of the Company's financial information included in its annual report on Form 10-KSB were $9,500.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this
Report to be signed on its behalf by the undersigned thereunder duly authorized.

 TUNDRA RESOURCES, INC.

 Dated:  April 8, 2005

 By: /s/ Fong Lee
              Fong Lee

9

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 SIGNATURE

 TITLE

 DATE

 /s/Fong Lee
      Fong Lee

 President, Chief Executive Officer,
 Chief Financial Officer and Director

 April 8, 2005

10