Form 10QSB
period 2005-03-31
TUNDRA RESOURCES INC
filed 2005-06-29
CIK 1080883

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934:

         For the Quarterly Period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and  (2) has been subject to such filing requirements for the past 90 days.       Yes  X    No

At the end of the quarter ending March 31, 2005 there were 1,665,830 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

The unaudited financial statements for the period ending March 31, 2005 and March 31, 2004

Condensed Balance Sheet as of March 31, 2005

Condensed Statements of Operations for the Three Months Ended
                March 31, 2005 and 2004 with Cumulative Totals Since Inception

                Condensed Statements of Cash Flows for the Three Months
                Ended March 31, 2005 and 2004 with Cumulative Totals Since Inception

                Notes to Condensed Financial Statements

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
MARCH 31, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash	$24,436
Loans to stockholders	13,938
Loans receivable	5,292

Total Current Assets	43,666

Notes receivable	300,000
Accrued interest receivable	13,581

TOTAL ASSETS	$357,247

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$35,900

Total Current Liabilities	35,900

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 50,000,000 shares authorized and
1,665,830 shares issued and outstanding	1,666
Additional paid-in-capital	549,978
Deficit accumulated during the development stage	(230,297)

Total Stockholders' Equity	321,347

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$357,247

The accompanying notes are an integral part of these condensed financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY )
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004 (UNAUDITED)
( WITH CUMULATIVE TOTALS FROM INCEPTION )

	THREE MONTHS ENDED		Cumulative Totals
	MARCH 31,		December 31, 1998
	2005	2004	to March 31, 2005

INCOME	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	3,581	-	291,492
Total Operating Expenses	3,581	-	291,492

OTHER INCOME

Interest, net	3,750	4,524	61,195

Total other income	3,750	4,524	61,195

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$169	$4,524	$(230,297)

NET INCOME PER BASIC AND DILUTED SHARES	$0.0001	$0.0027

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,665,830	1,665,830

The accompanying notes are an integral part of these condensed financials statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(WITH CUMULATIVE TOTALS FROM INCEPTION)

			Cumulative Totals
			December 3, 1998
	2005	2004	to March 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$169	$4,524	$(230,297)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Changes in assets and liabilities
(Increase) in loans receivable	-	-	(5,292)
Increase in accounts payable and
accrued expenses	3,500	-	35,900
Total adjustments	3,500	-	30,608

Net cash provided by (used in) operating activities	3,669	4,524	(199,689)

CASH FLOWS FROM INVESTING ACTIVITES
(Increase) in notes receivable	(3,750)	(4,524)	(313,581)
Net cash (used in) investing activities	(3,750)	(4,524)	(313,581)

CASH FLOWS FROM FINANCING ACTIVITES
(Increase) decrease in loans to stockholders	2846	-	(13,938)
Sale of common stock	-	-	551,644

Net cash provided by financing activities	2,846	-	537,706

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,765	-	24,436

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	21,671	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$24,436	-	$24,436

The accompanying notes are an integral part of these condensed financials statements.

TUNDRA RESOURCES, INC.
  (A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 1-                ORGANIZATION AND BASIS OF PRESENTATION

The condensed unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on December 31, 1998 under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 -               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                Pre-exploration Stage Company

The Company is considered to be in the pre-exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises” as modified by the Securities and Exchange Commission for mining companies. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of oil and gas leases and mineral properties.

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

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                              (CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2005	2004

Net income	$169	$4,524
Weighted average common shares
outstanding (Basic)	1,665,830	1,665,830
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	1,665,830	1,665,830

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

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2  -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 2 -              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                (CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the fourth quarter of fiscal year 2005 and thereafter.

NOTE 3 -               PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method.

At March 31, 2005 and 2004 net deferred tax assets consist of the following:

	2005	2004

Deferred tax assets	69,089	65,673

Less: valuation allowance	(69,089)	(65,673)

Net deferred tax assets	-	-

Net operating losses totaling approximately $230,300 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
MARCH 31, 2005 AND 2004 (UNAUDITED)

NOTE 4 -              STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

The following details the stock transactions for the Company:

On December 31, 1998 the Company sold 200,000 shares of its common stock at $.001 per share for $200 to provide initial working capital.

On May 18, 1999, the Company sold 300,000 shares of its common stock at $.10 per share to provide further working capital and to begin its operations.

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
The Company’s stock has no readily determinable market price and has been valued by the Company at par value which estimates fair value.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005, (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under the Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

TUNDRA RESOURCES, INC.
Dated: June 24, 2005	By: /s/ Fong Lee Fong Lee, Chief Executive Officer Chief Financial Officer