Form 10QSB
period 2005-06-30
TUNDRA RESOURCES INC
filed 2005-09-08
CIK 1080883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-31661

Tundra Resources, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	88-0421134
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1350 East Flamingo Road Suite 688 Las Vegas, Nevada 89119
(Address of principal executive offices)

(702) 289-6665
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,830 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of June 30, 2005.
(b)	Condensed Statements of Operations for the six and three month periods ended June 30, 2005 and 2004 with Cumulative Totals Since Inception;
(c)	Condensed Statements of Cash Flow for the six month periods ended June 30, 2005 and 2004 with Cumulative Totals Since Inception;
(d)	Notes to Condensed Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
JUNE 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash and cash equivalents	$5,876
Loans receivable	5,292
Loans to stockholders	32,438

Total Current Assets	43,606

Accrued interest receivable	17,331
Notes receivable	300,000

TOTAL ASSETS	$360,937

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$39,400

Total Current Liabilities	39,400

Total Liabilities	39,400

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 50,000,000 shares authorized and
1,665,830 shares issued and outstanding	1,666
Additional paid-in capital	549,978
Deficit accumulated during the development stage	(230,107)

Total Stockholders' Equity	321,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$360,937

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	SIX MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	JUNE 30,		JUNE 30,		December 31, 1998
	2005	2004	2005	2004	to June 30, 2005

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	7,142	-	3,561	-	295,053
Total Operating Expenses	7,142	-	3,561	-	295,053

OTHER INCOME

Interest, net	7,501	8,779	3,751	4,255	64,946

Total other income	7,501	8,779	3,751	4,255	64,946

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$359	$8,779	$190	$4,255	$(230,107)

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES	$0.00	$0.01	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,665,830	1,665,830	1,665,830	1,665,830

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 3, 1998
	2005	2004	to June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$359	$8,779	$(230,107)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	7,000	-	39,400
Increase in loans receivable	-	-	(5,292)
Total adjustments	7,000	-	34,108

Net cash provided by (used in) operating activities	7,359	8,779	(195,999)

CASH FLOWS FROM INVESTING ACTIVITES
(Increase) decrease in notes receivable	(7,500)	319,475	(317,331)
Net cash provided by (used in) investing activities	(7,500)	319,475	(317,331)

CASH FLOWS FROM FINANCING ACTIVITES
(Increase) decrease in loans to stockholders	(15,654)	-	(32,438)
Sale of common stock	-	-	551,644

Net cash provided by financing activities	(15,654)	-	519,206

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(15,795)	328,254	5,876

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	21,671	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,876	$328,254	$5,876

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004 (UNAUDITED)

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
JUNE 30, 2005 AND 2004 (UNAUDITED)

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
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnins per share:

	Six Months Ended
	June 30,
	2005	2004

Net income	$359	$8,779

Weighted average common shares
outstanding (Basic)	1,665,830	1,665,830

Options	-	-
Warrants	-	-

Weighted average common shares
outstanding (Diluted)	1,665,830	1,665,830

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Stock-Based Compensation
Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Stock-Based Compensation (Continued)

148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), “Share-Based Payment, “ FAS 123R replaces FAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the “modified prospective” transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its’ results and financial position.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NOTE 3-               PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At June 30, 2005 deferred tax assets consist of the following:

Deferred tax assets	$69,030

Less: valuation allowance	(69,030)

Net deferred tax assets	$-

Net operating losses totaling approximately $230,100 are currently available and begin to expire in 2021.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ EQUITY
Common Stock

As of June 30, 2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

The following details the stock transactions for the Company:

On December 31, 1998 the Company sold 200,000 shares of its common stock at
$.001 per share for $200 to provide initial working capital.

On May 18, 1999 the Company sold 300,000 shares of its common stock at $.10 per share to provide further working capital and to begin its operations.

Between January and September, 2000 the Company sold a total of 70,000 shares at $.10 per share and 29,830 shares at $1.00. The resulting $99,830, net of $6,636 offering costs, yielded $93,194 to be used to acquire oil and gas leases and mineral properties.

Between March,2001 and January, 2002 the Company sold a total of 436,000 shares at $1.00 per share. The resulting $436,000 was to be used to acquire oil and gas leases and mineral properties. The Company invested the funds in interest-bearing notes as an interim strategy.
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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

The Company was incorporated on December 31, 1998 under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

Plan of Operation

The Company was organized to engage in any lawful corporate business, including but not limited to, exploration, development, production and sale of oil and gas and secondarily in the development of mineral properties. Our primary activity is currently involves the procurement of mineral leasehold interest in Arizona. The Company has no current business operations

We currently have no business activities. Due to our inability to secure funding, we were unable to implement our business plan. Since this time, we have attempted to identify and evaluate other businesses and technology opportunities in order to proceed with an active business operation. At the present time, we have not identified any other business and/or technology opportunities that our management believes are consistent with the best interest of the company. Given our lack of success in generating any discussions, we plan to retain a consultant to assist us identifying additional business and/or technology for acquisition, but have not retained a consultant at the present time. Our plan of operations is to continue our attempts to identify and evaluate other business and technology opportunities in order to proceed with an active business operation.

We currently have forecasted the expenditure of approximately $20,000 during the next twelve months in order to remain in compliance with the Securities Exchange Act of 1934, retain a consultant, and to identify additional business and/or technology for acquisition. We can provide no assurance that we will be successful in acquiring other businesses or technology due to our limited working capital. We anticipate that if we are successfully able to identify any technology or business for acquisition, we will require additional financing in order for us to complete the acquisition. We can provide no assurance that we will receive additional financing if sought.

We do not anticipate purchasing any real property or significant equipment in the next twelve months.

At the present time, we have no employees other than our sole officer and director, Mr. Fong Lee. We do not anticipate hiring any employees until such time as we are able to acquire any additional businesses and/or technology.

Assets

As of June 30, 2005, we have 5,876 cash at hand.

Liabilities and Stockholders’ Equity

Our total liabilities as of June 30, 2005 were $39,400. On June 30, 2005 our liabilities consisted of accounts payable and accrued expenses in the amount of $39,400.

As of June 30, 2005, there was a Stockholders’ equity of $321,537.

Results of Operations

We have not earned any revenues from inception through the period ending June 30, 2005. As a result, we did not earn any revenue during the six months ended June 30, 2005 or 2004.

We incurred operating expenses in the amount of $7,142 for the six months ended June 30, 2005, compared to operating expenses of $0 for the six months ended June 30, 2004. Our operating expenses for the six months ended June 30, 2005 were entirely attributable to administrative fees. The significant increase in our expenses in primarily attributable to accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $359 for the six month period ended June 30, 2005, compared to $8,779 for the six month period ended June 30, 2004. Our losses for the six months ended June 30, 2005 are entirely attributable to accounts payable and loans receivables.

Liquidity and Capital Resources

As of June 30, 2005, we had cash in the amount of $5,876. We have working capital of $4,206 on June 30, 2005. As a result, we had insufficient capital to complete our business plan in the event that a suitable business or technology was identified.

We anticipate that we will require additional financing to enable us to complete our business plan. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We have not attained profitable operations and are dependent upon obtaining financing to complete an acquisition of another business or technology. We can provide no assurance that we will receive any additional financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to June 30, 2005, we incurred cumulative losses of approximately $230,107. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Fong Lee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tundra Resources, Inc.

Date:	August 30, 2005

By:/s/ Fong Lee Fong Lee Title: Chief Executive Officer, Chief Financial Officer, and Director