Form 10QSB
period 2005-09-30
TUNDRA RESOURCES INC
filed 2006-03-15
CIK 1080883

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,665,830 common shares as of September 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited condensed financial statements included in this Form 10-QSB are as follows:

(a)	Condensed Balance Sheet as of September 30, 2005.
(b)	Condensed Statements of Operations for the nine and three month periods ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;
(c)	Condensed Statements of Cash Flow for the nine month periods ended September 30, 2005 and 2004 with Cumulative Totals Since Inception;
(d)	Notes to Condensed Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 (UNAUDITED)

ASSETS

Current Assets
Cash	$5,666
Loans to stockholders	27,284
Loans receivable	5,292

Total Current Assets	38,242

OTHER ASSETS
Notes receivable	300,000
Accrued interest receivable	21,081
Total Other Assets	321,081

TOTAL ASSETS	$359,323

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$42,900

Total Current Liabilities	42,900

Total Liabilities	42,900

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 50,000,000 shares authorized and
1,665,830 shares issued and outstanding	1,666
Additional paid-in capital	549,978
Deficit accumulated during the development stage	(235,221)

Total Stockholders' Equity	316,423

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$359,323

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

	NINE MONTHS ENDED		THREE MONTHS ENDED		Cumulative Totals
	SEPTEMBER 30,		SEPTEMBER 30,		December 31, 1998 to
	2005	2004	2005	2004	September 30, 2005

INCOME	$-	$-	$-	$-	$-

OPERATING EXPENSES
Administrative expenses	16,006	14,081	8,864	14,081	303,917
Total Operating Expenses	16,006	14,081	8,864	14,081	303,917

OTHER INCOME
Interest, net	11,251	9,108	3,750	329	68,696

Total other income	11,251	9,108	3,750	329	68,696

NET (LOSS) APPLICABLE TO COMMON SHARES	$(4,755)	$(4,973)	$(5,114)	$(13,752)	$(235,221)

NET (LOSS) PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	1,665,830	1,665,830	1,665,830	1,665,830

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(WITH CUMULATIVE TOTALS SINCE INCEPTION)

			Cumulative Totals
			December 3, 1998
	2005	2004	to September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,755)	$(4,973)	$(235,221)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities	-	-	-

Changes in assets and liabilities
Increase in accounts payable and
accrued expenses	10,500	13,925	42,900
(Increase) in loans receivable	-	(5,292)	(5,292)
(Increase) decrease in loans to stockholders	(10,500)	75	(27,284)
Total adjustments	-	8,708	10,324

Net cash provided by (used in) operating activities	(4,755)	3,735	(224,897)

CASH FLOWS FROM INVESTING ACTIVITES
(Increase) decrease in notes receivable	(11,250)	19,146	(321,081)
Net cash provided by (used in) investing activities	(11,250)	19,146	(321,081)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of common stock	-	-	551,644

Net cash provided by financing activities	-	-	551,644

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(16,005)	22,881	5,666

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	21,671	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$5,666	$22,881	$5,666

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

These condensed unaudited financial statements reflect all adjustments, including normal recurring adjustments, which in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

The Company was incorporated on December 31, 1998 under the laws of the State of Nevada. The business purpose of the Company is to acquire and develop oil and gas leases and, secondarily, to acquire and develop mineral properties.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

Cash and Cash Equivalents

Cash and cash equivalents consists principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having an original maturity of three months or less at the time of purchase.

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2-               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Net Income or (Loss) Per Share of Common Stock

The following table sets forth the computation of basic and diluted earnings per share:

	Nine Months Ended
	September 30,
	2005	2004

Net income	$(4,755)	$(4,973)

Weighted average common shares
outstanding (Basic)	1,665,830	1,665,830

Options	-	-
Warrants	-	-

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

NOTE 3-                PROVISION FOR INCOME TAXES

The Company accounts for income taxes using the liability method. At September 30, 2005 deferred tax assets consist of the following:
Deferred tax assets	$70,566

Less: valuation allowance	(70,566)

Net deferred tax assets	$-

Net operating losses totaling approximately $235,221 are currently available and begin to expire in 2014.

A valuation allowance has been provided for the entire deferred tax asset amount until such time that the Company demonstrates the ability to produce taxable income.

TUNDRA RESOURCES, INC.
(A PRE-EXPLORATION STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)
SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 4 -               STOCKHOLDERS’ EQUITY

Common Stock

As of September 30,2005 and 2004, the Company has 50,000,000 shares of common stock authorized and 1,665,830 issued and outstanding.

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

Between March 2001 and January 2002 the Company sold a total of 436,000 shares at $1.00 per share. The resulting $436,000 was to be used to acquire oil and gas leases and mineral properties. The Company invested the funds in interest-bearing notes as an interim strategy.

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

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

Assets

As of September 30, 2005, we have $5,666 cash at hand.

Liabilities and Stockholders’ Equity

Our total liabilities as of September 30, 2005 were $42,900. On September 30, 2005 our liabilities consisted of accounts payable and accrued expenses in the amount of $42,900.

As of September 30, 2005, there was a Stockholders’ equity of $359,323.

Results of Operations

We have not earned any revenues from inception through the period ending September 30, 2005. As a result, we did not earn any revenue during the nine months ended September 30, 2005 or 2004.

We incurred operating expenses in the amount of $16,006 for the nine months ended September 30, 2005, compared to operating expenses of $14,081 for the nine months ended September 30, 2004. Our operating expenses for the nine months ended September 30, 2005 were entirely attributable to administrative fees. The significant increase in our expenses in primarily attributable to accounting fees incurred in connection with bringing our disclosure current.

We have incurred a net loss of $4,755 for the nine month period ended September 30, 2005, compared to $4,973 for the nine month period ended September 30, 2004. Our losses for the nine months ended September 30, 2005 are entirely attributable to accounts payable and loans receivables.

Liquidity and Capital Resources

As of September 30, 2005, we had cash in the amount of $5,666. We have no working capital as of September 30, 2005. As a result, we have insufficient capital to complete our business plan.

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

Going Concern

Our independent auditors have stated in their Auditor’s Report included in our annual report on Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. From our inception to September 30, 2005, we incurred cumulative losses of approximately $235,221. Our ability to raise capital through future issuances of common stock is unknown. Our future is dependent on our ability to obtain financing and develop new business opportunities into profitable operations.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Fong Lee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Tundra Resources, Inc.

Date:	November 21, 2005

By: Fong Lee Fong Lee Title: Chief Executive Officer, Chief Financial Officer, and Director